Form 10KSB
period 1996-04-30
BULLION MONARCH CO
filed 1997-05-13
CIK 15288

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 4/30/96

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                          Commission File No. 1-3896

                           BULLION MONARCH COMPANY
                (Name of small business issuer in its charter)

                  Utah                                   82-0198422
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

       216 E. 1300 S., Orem, Utah                           84058
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number: (801) 221-9893

        Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered


-----------------------------------    -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock No Par Value
                  ----------------------------------------
                               (Title of class)

    Check whether the Issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [ ]  No [x]             (2) Yes [x]   No [ ]

    Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for its most recent fiscal year: 4/30/96 $1,457,383

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on 4/30/96 was $8,072,366

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]  NA

    As of 4/30/96 the Issuer had outstanding 18,772,943 shares of its no par, common stock.

                                    PART I
                       ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Bullion Monarch Company (hereinafter known as the "Company") is a natural resource Company engaged in acquiring, exploring, leasing, joint venturing,
and selling mining  properties.    Substantially all of the Company's
operations are located in the Western United States, in the states of Nevada, Utah and Montana.

    The Company continues to actively pursue its long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known deposits, for development with joint-venture partners or sale to third parties. Bullion locates and explores potential properties, with the idea of developing them to the point of production, while turning over the day to day operation to independent third parties.

HISTORY AND ORGANIZATION

    The Company was incorporated in the state of Utah on May 13, 1948 under the name of Bullion Monarch Uranium Company, and is publicly held. In February of 1969 the Company entered into a business merger with M. M. & S. Exploration Company a Nevada corporation, pursuant to which M .M. & S took over management of Bullion Monarch Company.

    Bullion Monarch was organized during the uranium boom and operated in the 1950's. Bullion later ventured into precious metals and oil.

    M. M. & S. Exploration Co. was organized in August of 1955 under the leadership of Robert D. Morris Sr., and set out to become a significant player in the mining industry. The Company's first success was in the now famous Carlin Gold Trend. Two mines were developed and operated; The Bootstrap Mine and Bluestar Mine in the late 1950's and early 1960's. Newmont Mining was introduced to the area by M. M. & S. Exploration in the late 1950's.

    Bullion built a flotation concentration plant during the late 1960's about one mile from Austin, Nevada to process the old silver mine dumps. Due to the decline in the price of silver only about 50,000 tons were processed. The plant was then used as a custom mill to process: flourspar, antimony, gold, silver and tungsten from other sources. The Austin plant has not operated since 1989.

BUSINESS OPERATIONS

GENERAL

    Bullion Monarch Company derives its revenues from exploring, acquiring and developing mining properties in the Western United States, primarily in the State of Nevada. The Company has been involved in mining in Nevada and more particularly in the Carlin Trend, for many years. The Company's mining interests in Nevada are vital to its future prospects for success. Total ore production from mining in Nevada provides 64% of total U.S. ore production with a significant percentage coming from mines in the Carlin Trend. In addition to its property interests in Nevada, management feels that its knowledge and experience in mining in the state of Nevada is a valuable asset to Bullion Monarch. The past ten years have been extremely difficult for many "junior" mining companies because changes in environmental and investment regulation have made it more expensive to meet tougher standards and more difficult to raise capital. Primarily because of the experience and knowledge of Bullion's President, R. Don Morris, the Company has been able to retain control of valuable mining interests, in an incredibly challenging environment.

Through its activities the Bullion Monarch has acquired various rights, royalties and interests in mining properties with great appeal to outside parties. The Company develops its properties in partnership with companies who the have the capital necessary to fund the large and expensive programs required to bring properties into production. The Company has entered into agreements with various parties to fund the exploration and development of some of its more promising properties. The Company benefits from these agreements by giving up a percentage of its interest in the properties in exchange for cash payments and commitments from its partners to spend pre-determined amounts, in the further exploration and development of the Company's properties. A summary description of the Company's properties can be found in ITEM 2.

COMPETITION

    The Company competes with major mining companies for the acquisition of new mining properties. Bullion has limited financing; many companies with which Bullion competes have greater resources, and are more financially secure. However, the demand for precious metals is such that once a metal is produced it can be sold at an established market price which has made the exploration and production of such mineral resources, while highly speculative, highly lucrative.

EMPLOYEES

    In December 1995 the Company entered into employment contracts with three of its officers and one consultant who had been providing management services for the past several years without contracts and with very limited compensation. Management believes that offering employment and compensation to these individuals will have a significant positive impact on the future success of the Company. A brief background of each employee is found in Item 9.

                      ITEM 2.  DESCRIPTION OF PROPERTIES
                                    NEVADA

    BULLION MINE PROPERTY: Bullion Monarch Company holds a staged royalty interest on the property presently being drilled jointly by NEWMONT MINING COMPANY and BARRICK GOLD CORP., who own lease rights to the property. The Company holds a 4% Net Smelter Return (NSR) until five hundred thousand ($500,000) is paid, 2% NSR until one million ($1,000,000) is paid and a 1% royalty thereafter. The property is presently being explored and has a drill indicated resource upwards of 3.75 million ounces. The 40 % Barrick interest was acquired from High Desert Mineral Resources of Nevada as the major part of a $75.8 million sale in December 1995. The property is adjacent to Newmont's Carlin Gold No.1 Mine and is located in Sections 1, 2, 10, 11 and 12 T35N, R50E Eureka County, Nevada.

    NORTH PIPELINE 440 ACRES PROPERTY: GOLD VALLEY RESOURCES INC. has agreed to explore the property to earn-in a 75% interest. Under the terms of the agreement Gold Valley will pay

    $62,500 in cash plus and additional $300,000 in cash or acceptable securities and spend $1,900,000 in exploration by the third anniversary. Bullion Monarch retains a 25% carried interest. The property is located in Section 9, T29N, R47E, Lander County, Nevada approximately seven miles north of Placer Dome's Pipeline deposit (a deposit with a reported
    12 million ounces of gold reserves).

    SOUTH BULLION PROPERTY: in 1995 Cypress Gold approached the Company with a proposal to renegotiate the option which they held on the South Bullion
    property.   Management declined and reached an agreement under more
    favorable terms with GOLD VALLEY RESOURCES INC. which requires Gold Valley to pay $187,500 in cash on signing plus $900,000 in cash or acceptable securities. Gold Valley will spend a minimum of $200,000 as a work commitment in the first year. Bullion retains a 25% carried interest in the property. A gold resource of 400,000 ounces was defined by Newmont Mining prior to Bullion's acquisition of the property leases in a land trade with Newmont. The property lies at the Southern end of the Carlin Trend five miles south of Newmont's Rain Mine.

    WILLOW CREEK PROPERTY: Bullion Monarch is joint-ventured on this property with KNOMEX RESOURCES INC. And GOLD VALLEY RESOURCES INC. and has a 25% carried interest. The property is located at the northern end of the Carlin Trend in Elko County, Nevada and consists of 34 unpatented lode mining claims covering approximately 680 acres. A drill program of two 800 foot holes along with geochemical mapping is under way.

    MAGGIE CREEK EAST PROPERTY (SCHROEDER MOUNTAIN): this property is located approximately eight miles north of Carlin, Nevada. It is situated adjacent to Newmont's Maggie Creek claims to the west and consists of approximately 1900 acres. Bullion has a one third interest in these claims with its partners MINEX EXPLORATION and KLONDEX GOLD & SILVER COMPANY. Evaluation work is ongoing.

    SWALES MOUNTAIN PROPERTY: Bullion owns a 50% interest in 16 unpatented claims mining claims (approximately 320 acres) on Swales Mountain located in Elko County, Nevada. The remaining interest is held by Klondex Gold & Silver Company. Surface geology is similar to that in the Carlin Mine area, located 10-15 miles east of the property.

    SOUTH MAGGIE PROPERTY: this property is located at Sec. 12 and 14 T33N, R51E just south of and bordering on Newmonts Gold Quarry/Maggie Creek deposits. Bullion holds a 3% net smelter return royalty.

    PRINCE OF WALES AND COMMODORE MINES: Bullion holds a 100% interest in six patented mining claims in the Rush Valley Mining District an old but very productive mining area in Tooele County, located 10 miles south of Stockton, Utah. KENNECOTT MINING has been actively drilling claims approximately one mile west of this property.

    MONARCH MILL: Bullion owns an undivided one half interest in the Monarch Mill situated in Sections 12 and 13, T19N, R43E, in Lander
    County, approximately 2
    miles northwest of Austin in Central Nevada. The mill is a floatation concentrator and would require permit renewals before becoming operational. GOLD STANDARD OF NEVADA, INC. owns the remaining interest. Negotiations are on-going with third parties to joint venture the milling and smelting facilities.

    BENTLEY MINE: Bullion owns a 5% royalty from production on the property, located on seven lode mining claims near Battle Mountain. There are no operations on the property at this time.

    MELROSE MONTANA PROPERTY: Bullion owns a 100% interest in six patented mining claims in Madison County, Montana, T2S, R8W. This lead/silver property was last mined in the 1950's and early 1960's. There are no immediate plans for this property.

ITEM 3.  LEGAL PROCEEDINGS

    As of this date, there are no legal proceedings against this Company or by this Company.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting the following individuals were elected directors:

              R. Don Morris
              Peter A. Passaro
              James A. Morris
              Philip L. Manning

    Please see PART II, ITEM 5 for a complete listing of officers and directors.

    Additionally, the CPA firm of Christensen, Gyllenskog & Co. P. C. as independent and public accountants for the Company were ratified.

    The shareholders ratified and approved all actions taken by the Board of Directors since the last annual meeting of the shareholders.

                                   PART II


                      ITEM 5.  MARKET FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded in the over-the-counter market. Set forth below is the high and low bid quotations for the Company's common stock, for each quarter of the fiscal years ended April 30, 1996, as reported based on inter-dealer bid quotations, without mark-up, markdown, commissions, or adjustments (which may not reflect actual transactions).

    Trading activity in Bullion Monarch increased dramatically in 1996. As events favorable to Bullion Monarch became public, the stock began a steady upward climb reaching a high of $.4375. Bullion Monarch Company stock is traded under the symbol: BMRK.

     Quarter Ended:            Low Bid            High Bid
                               (common stock)     (common stock)
     July 31, 1995             $ 0.05             $ 0.10
     October 31, 1995          $ 0.06             $ 0.25
     January 31, 1996          $ 0.125            $ 0.43
     April 30, 1996            $ 0.1875           $ 0.4375

    The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.

                    ITEM 6.  MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

    The Company's liquidity position as of April 30, 1996 as compared with the same period for 1995 is summarized as follows:


                                               1996            1995

     CURRENT ASSETS                         $1,882,357       $615,042

     CURRENT LIABILITIES                       392,801        516,810

     DIFFERENCE                              1,489,556         98,232

     INCREASE OR (DECREASE) IN WORKING       1,391,324        150,575
     CAPITAL FOR THE YEAR

    The Financial Statements reflect that the current ratio for the Company is
4.79 to 1 and there was a increase in working capital for the year of $1,391,324. The Company's current liabilities ($392,801) are in large part made up of deferred taxes on the installment sale of the South Bullion property.

Management has improved the liquidity of the Company, by successfully leveraging its assets through joint-ventures on its properties with capital intensive companies. Management believes that the agreements reached this year and those which are in process to be culminated at a later date, will provide sufficient liquidity for the Company to fund ongoing operations for the foreseeable future.

IMPACT OF INFLATION

    In the past, inflation was a significant factor to be dealt with by the Company and the economy in general. Inflation over the past several years has not been a significant factor, and precious metal prices have not had great fluctuations. It is management's continuing policy to deal with precious metal properties which historically react in a favorably to inflationary pressure. Inflation is presently not a problem due in part to small, stable rates of inflation. Current precious metal prices remain relatively constant which has exerted a stabilizing influence upon the Company's overall operating plans.

    The historical method of accounting does not take into account the rise in real property values due to inflation. The Company therefore feels many of its assets are undervalued for general accounting purposes. The Company's ability to operate profitably is controlled to a large extent by world market conditions over which Bullion has no control.

RESULTS OF OPERATIONS

    Management is pleased with the results achieved this year. The Company operated at a profit for the second consecutive year. The Company was successful in structuring two joint-ventures, in which it raised $300,000 in cash, received a commitment for exploration of the two properties, and retained a 25% carried interest in each. The cash raised from these and other subsequent deals will provide management with the operating budget necessary, to be much more pro-active in enhancing the value of the Company than in the past.

    In reviewing the Financial Statements, the Company has taken a conservative posture. The market value of the assets reflected in the statements is considerably higher than their cost or book value. The South Bullion property for example has a current book value of less than thirty thousand dollars ($30,000). However, a 75% interest in the property was sold to Gold Valley Exploration for over one million dollars ($1,087,500). Bullion retains a 25% carried interest in this property.

    Bullion's management believes that some mining properties and the Austin Mill could be sold for amounts in excess of their book value, if necessary, to maintain a strong liquidity position. The net gain in operations of $836,334 was primarily attributable to the sale to Gold Valley Resources of the South Bullion property. Additionally, the Company reached agreements on outstanding liabilities, in which balances owing, were retired for common stock of the Company. This agreement significantly reduced the total current liabilities.

RECENT DEVELOPMENTS

    In December 1995 Barrick Gold Corp. purchased from High Desert Mineral Resources, a 40% interest in the Bullion Mine Property for $75.8 million. Newmont Mining and Barrick Gold are drilling the property jointly. In management's view that this transaction adds significantly to the value of Bullion Monarch's staged royalty interest in the Bullion Mine. It is management's opinion that there will be additional reserves identified as exploration work continues on this property.

MINING EXPLORATION; CERTAIN NEGATIVE CONSIDERATIONS

    Each of the Company's properties requiring additional exploration and development has been retained based upon management's belief that they contain minerals in commercial quantities. Such beliefs are based upon underlying geological criteria and other information. However, management can give no assurance whether commercial quantities will be found and if so, that production will ensue.

    It is possible that the Federal Government, through the EPA or other
Federal or State agencies, may impose more restrictive laws and regulations which may adversely affect the exploration and development of mining claims in general and those of the Company in particular. Financial commitments necessary to comply with such laws, could restrict the ability of the Company to explore and develop its properties.

    The drilling of mining properties in exploration of ore deposits, can be adversely affected by inclimate weather conditions.

LOOKING FORWARD

    After several difficult years, Bullion Monarch is now in a financial position which will allow management to aggressively explore properties for possible acquisition and to seek development partners for its existing
properties.   Discussions are in progress with various parties which may significantly benefit the Company. It is management's opinion that the Company has an excellent inventory of promising properties which could have a positive impact on operations and profits in the future. Management believes that the present price of its stock does not reflect the actual value of the Company. Accordingly, management is working with outside analysts and consultants to aid in disseminating positive information about the Company's progress to institutional investors. Management is excited about the progress made during the past year and is very optimistic about the future of Bullion Monarch.

             ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and Supplementary Data are set forth beginning after page 10.

         ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III
         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                                                           OFFICER OR DIRECTOR
NAME                AGE     POSITION/DIRECTOR CLASS                SINCE
----                ---     -----------------------        -------------------

                            CLASS III DIRECTORS
                            (TERM EXPIRES 1999)

Peter Passaro       48      Chairman of the Board, CEO              1991

R. Don Morris       52      President, COO, Director                1969

                            CLASS II DIRECTORS
                            (TERM EXPIRES 1998)

James A. Morris     28      Sec./Tres., Director                    1992


                            CLASS I DIRECTORS
                            (TERM EXPIRES 1997)

Philip L. Manning   37      Director                                1995


BIOGRAPHICAL INFORMATION

    PETER PASSARO, age 48, has served on the Board of Directors since May 1, 1991. Mr. Passaro is a 1968 graduate of the University of Connecticut with a degree in Political Science, and is president and C.E.O. of E&P Foundry for the past 19 years. He has worked in the foundry business for the past 23 years. Mr. Passaro has been hired as C.E.O. for the Company.

    JAMES ANDREW MORRIS, age 28, is the Secretary/Treasurer of Bullion Monarch Company. Mr. Morris is a graduate of Brigham Young University, receiving a Bachelor of Science degree in Business Management. Mr. Morris is owner/operator of a Las Vegas Discount Golf and Tennis franchise in Orem, Utah.

    R. DON MORRIS, age 52, has been a director since 1969. Mr. Morris received a Bachelor of Science degree in Geology from Brigham Young University in 1966 and worked on a full time basis for Bullion from 1966 to 1984. Mr. Morris agreed to an employment contract with the Company, and now serves as president and Chief Operating Officer.

    PHILIP L. MANNING, age 37, is a graduate of Brigham Young University and holds a Master of International Management degree from The American Graduate School of International Management. Over the past 12 years, he has worked as an investment manager in evaluating, investing in and managing businesses for William Wright Associates and as a Financial Consultant for Merrill Lynch. He is currently self-employed in the investment industry.



    ITEM 10. EXECUTIVE COMPENSATION


    From 1973 to 1995, no officer or director received remuneration or compensation which equaled or exceeded $50,000 in one year. In December of 1995 Bullion Monarch reached employment agreements with its officers and directors.


    The following information is given with respect to the fiscal year ending 4/30/94 for the five highest paid executive officers of the Company, and for all officers and directors as a group.


(A)                  (B)                  (C)                  (D)
NAME OF INDIVIDUAL   CAPACITY IN WHICH    AGGREGATE OF CASH    EQUIVALENT
CONTINGENT OR        REMUNERATION WAS     AND SALARIES AND     PERSONAL
IDENTITY OF GROUP    RECEIVED             FEES                 BENEFITS
REMUNERATION

R. Don Morris        Director/C.O.O.        60,000             None

Peter Passaro        Director/C.E.O.        32,000             None

James A. Morris      Sec/Treasure           36,000             None

Philip L. Manning    Director               16,000             None
                                          --------

Total                                     $144,000

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1.  Security Ownership of Certain (10%) Beneficial Owners:

    R. Don Morris is the only shareholder holding 10% or more of the common shares of the Company.


2.  Security Ownership of Management
* (1)  Peter Passaro                      902,000        4.8%
       303 Cedar Lane
       New Cannan, CT
       06840
*(2)   James A. Morris                    455,000        2.4%
       1226 N. 1380 W.
       Mapleton, UT
       84664

*(3)   R. Don Morris                    3,140,000       16.7%
       216 E. 1300 S.
       Orem, UT
       84058
*(4) Philip L. Manning                     50,000       Less than 1%
       10024 Oak Road West
       Cedar Hills, UT
       84062


2. See "Management and Executive Officers of Registrant" for biographical information.

3.  MAJOR ISSUANCE OF STOCK SINCE THE LAST ANNUAL REPORT:
    There were 4,162,000 shares of common stock issued since the last annual report to retire amounts due to related parties. This amount significantly reduces the current liabilities account.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

    ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K FINANCIAL STATEMENTS:

None.
                                 REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the last fiscal quarter of its fiscal year ended April 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BULLION MONARCH COMPANY


                                       By:
                                           -----------------------------------
                                           R. Don Morris, President
                                                (Principal Executive Officer)
                                                         and director

Date: September ____, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME AND TITLE                                      DATE
            --------------                                      ----

----------------------------------                       September ____, 1996
R. Don Morris, President
(Principal Executive Officer)
     and Director


----------------------------------                       September ____, 1996
James A. Morris, Sec. / Treasurer
(Principal Accounting Officer)
      and Director

                     BULLION MONARCH COMPANY AND SUBSIDIARY

                            APRIL 30, 1996 AND 1995

                       CONSOLIDATED FINANCIAL STATEMENTS

                      (WITH INDEPENDENT AUDITOR'S REPORT)

                                 [Letterhead]



                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Bullion Monarch Company


We have audited the accompanying consolidated balance sheets of Bullion Monarch Company and Subsidiary as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Company and Subsidiary as of April 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not experienced regular operations for several years. Reference is made to
Note 2 concerning the Notes Receivable and Accrued Interest Receivable aggregating $511,703 from a joint venture partner as of April 30, 1996. Realization of these receivables is dependent upon the operation or sale of the mill at Austin, Nevada. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



CHRISTENSEN, GYLLENSKOG & CO., P.C.
Midvale, Utah
August 31, 1996

                       BULLION MONARCH COMPANY AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                 APRIL 30,       APRIL 30,
                                                   1996            1995
                                                 ---------       ---------
               ASSETS
               ------
Current Assets:
  Cash                                          $  169,654      $    5,103
  Receivables:
    Notes                                        1,513,397         313,397
    Interest                                       198,306         264,542
                                                ----------      ----------
      Total receivables                          1,711,703         577,939
  Deposit                                            1,000          10,000
  Deferred income taxes, current                      -             22,000
                                                ----------      ----------

      TOTAL CURRENT ASSETS                       1,882,357         615,042

Investment in Equity Securities, at
 lower of cost or market                              -             22,500
Investment in Equity Securities available
 for sale                                          133,562            -
Mining Properties, at cost                         368,281         390,031
Property, Plant and Equipment, at cost,
 net of accumulated depreciation                    97,580          95,241
Deferred Income Taxes, net                            -            104,000
Other Assets                                         5,000           5,000
                                                ----------      ----------

      TOTAL ASSETS                              $2,486,780      $1,231,814
                                                ----------      ----------
                                                ----------      ----------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
  Accounts payable                                  15,741          12,632
  Accrued expenses                                  63,935          49,547
  Amounts due related parties                       41,451         454,631
  Deferred income taxes payable                    271,674            -
                                                ----------      ----------
      TOTAL CURRENT LIABILITIES                    392,801         516,810
                                                ----------      ----------

Commitments and Contingent Liabilities

Stockholders' Equity:
  Common stock, no par value; authorized
   100,000,000 and 15,000,000 shares for 1996
   and 1995; issued 18,772,943 and 14,515,193
   respectively                                  3,398,105       2,972,330
  Unrealized gain on securities available
   for sale                                        116,866            -
  Accumulated deficit                           (1,415,485)     (2,251,819)
                                                ----------      ----------
                                                 2,099,486         720,511
  Less 7,500 treasury shares, at cost                5,507           5,507
                                                ----------      ----------
      Total stockholders' equity                 2,093,979         715,004
                                                ----------      ----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   $2,486,780      $1,231,814
                                                ----------      ----------
                                                ----------      ----------

   See auditors' report and notes to consolidated financial statements.

                       BULLION MONARCH COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED APRIL 30, 1996 AND 1995


                                                    1996            1995
                                                 ----------      ---------
Revenues:
  Sale of mining properties                      $1,341,250      $     -
  Rents                                               5,000          5,000
  Option income                                      79,793        149,996
  Interest                                           31,340         31,340
  Forgiveness of debt income                           -            51,240
                                                 ----------      ---------
      TOTAL REVENUES                              1,457,383        237,576
                                                 ----------      ---------

Costs and expenses:
  Cost of mining properties                          21,750           -
  Mining costs                                          400          1,533
  General and administrative expenses               221,377        116,379
  Interest expense                                     -             8,315
  Depreciation expense                               25,086         21,601
  Minority interest in loss of subsidiary           (11,174)       (17,374)
                                                 ----------      ---------
      TOTAL COSTS AND EXPENSES                      257,439        130,454
                                                 ----------      ---------

Income from operations                            1,199,944        107,122

Other income (expense):
  Gain on sale of securities                         34,185           -
                                                 ----------      ---------

Income before income taxes                        1,234,129        107,122

Provision for income taxes (benefit)                397,795       (125,853)
                                                 ----------      ---------

      NET INCOME                                 $  836,334      $ 232,975
                                                 ----------      ---------
                                                 ----------      ---------

Earnings per share:
Net income per common share                      $     .050      $    .016
                                                 ----------      ---------
                                                 ----------      ---------


   See auditors' report and notes to consolidated financial statements.

                    BULLION MONARCH COMPANY AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common                  Unrealized     Accumulated
                             Shares       Amount        Gain         (Deficit)
                           ----------   ----------   ----------     -----------

Balance April 30, 1994     14,515,193   $2,972,330       -          (2,484,794)

  Net income                    -            -           -             232,975
                           ----------   ----------   ----------     -----------

Balance April 30, 1995     14,515,193    2,972,330       -          (2,251,819)

  Common stock issued for
   retirement of debt       4,257,750      425,775       -               -

  Unrealized gain on secur-
   ities available for sale     -            -        116,866            -

  Net income                    -            -           -             836,334
                           ----------   ----------   ----------     -----------

Balance April 30, 1996     18,772,943   $3,398,105    116,866       (1,415,485)
                           ----------   ----------   ----------     -----------
                           ----------   ----------   ----------     -----------


      See auditors' report and notes to consolidated financial statements.

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended April 30, 1996 and 1995

                                                        1996          1995
                                                    -----------    ----------
Cash flows from operating activities:

  Net income (loss)                                 $   836,334    $  232,975
                                                    -----------    ----------
  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                       25,086        21,602
     Forgiveness of debt income                             -         (51,240)
     (Gain) loss on disposal of property               (153,685)         -
     (Increase) in notes receivable                  (1,200,000)         -
     (Increase) decrease in interest receivable          66,236       (33,714)
     Decrease in other assets                             9,000          -
     (Decrease) in bank overdraft                          -           (4,142)
     Increase (decrease) in accounts payable              4,384       (45,255)
     Increase in accrued expenses                        14,388        14,446
     Increase in amounts due related parties             11,320         6,431
     Increase (decrease) in deferred income taxes       397,674      (126,000)
                                                    -----------    ----------
     Total adjustments                                 (825,597)     (217,872)
                                                    -----------    ----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES              10,737        15,103
                                                    -----------     ---------
Cash flows from investing activities:

  Cash deposit for the purchase of property                -          (10,000)
  Purchase of property and equipment for cash           (27,425)         -
                                                    -----------    ----------

  Cash proceeds from the sale of property               181,239          -
                                                    -----------    ----------
  NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                           153,814       (10,000)
                                                    -----------    ----------

Cash flows from financing activities:

  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                              -             -
                                                    -----------    ----------

Net increase (decrease) in cash and equivalents         164,551         5,103

Cash and equivalents, beginning of year                   5,103          -
                                                    -----------    ----------

Cash and cash equivalents, end of year              $   169,654    $    5,103
                                                    -----------    ----------
                                                    -----------    ----------

      See auditors' report and notes to consolidated financial statements.

                       BULLION MONARCH COMPANY AND SUBSIDIARY
                                CASH FLOW STATEMENTS
                    For the Years Ended April 30, 1996 and 1995

                                                    1996            1995
                                                 ----------      ---------

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
  Cash paid during the year for:
  Income taxes                                      $   100        $   147
                                                 ----------      ---------
                                                 ----------      ---------


Supplemental Disclosure of Noncash Financing Transaction:
---------------------------------------------------------
In 1996, the Company issued 4,257,750 shares of restricted common stock at $.10 per share for a total of $425,750 to retire certain obligations to shareholders and creditors per approval of the Company's Board of Directors.


      See auditors' report and notes to consolidated financial statements.

                   BULLION MONARCH COMPANY AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                                 April 30, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    A.  Principles of Consolidation and Operations:
        The consolidated financial statements include the accounts of Bullion Monarch Company (The Company) and its 50% owned subsidiary Monarch Milling-joint venture. The Company owns mining properties in Nevada, Utah and Montana. During the year ended April 30, 1996 the articles of incorporation were amended to change the authorized number of shares and the par value of the shares that may be issued to one hundred million no par shares.

        The consolidated financial statement have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

    B.  Mining Properties:
        The total investment in mining properties will be amortized on a composite unit-of-production method. As of April 30, 1996 and 1995, no amortization has been reflected in the accompanying financial statements since such amounts have been determined to be insignificant and the Company has essentially been in a non-operating mode.

        The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic production are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

    C.  Property, Plant and Equipment and Related Accumulated Depreciation:
        Property, plant and equipment are stated at cost. Maintenance and repair expenditures are charged to income as incurred; renewals and betterments are capitalized. Gains and losses on sales or other dispositions of property are reflected in earnings, and adjustments of the accumulated reserves for depreciation are made upon retirement of property. Depreciation is as follows:

                                               Method           Lives
                                           -------------     -----------
            Machinery and Equipment           ACRS/MACRS      5-10 years
            Office Furniture                  ACRS/MACRS      5- 7 years
            Mill and Buildings             Straight-Line     15-20 years


    D.  Income Taxes:
        Deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes. The financial statements currently have three significant timing differences which necessitate deferred tax assets or liabilities. A deferred federal tax liability arises from reporting earnings on the sale of two mining properties (note 5) and a partnership interest (note 2) on the installment method of

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED reporting which is different for income tax purposes than it is for financial statement purposes. At ApriL 30, 1996 Bullion had a deferred tax gain of $1,092,000 on the mining properties sale and $262,000 associated with the partnership interest sale. At that date Bullion had a net operating loss carry forward of approximately $752,000. In applying the principles of FAS No. 109 Bullion offset net operating loss carryforward against the deferred gains of $1,092,000 and $262,000. Using a tax rate of 39% for the deferred gains and 34% for the federal net operating loss carryforward, a net deferred tax liability of $271,674 resulted. Because the deferred gain on the mining properties is expected to be realized in the next fiscal year, the deferred tax liability has been shown as a current liability.

    E. Per Share Data:
       Per share data is based on the weighted average number of common shares outstanding during each period.

    F. Cash and Cash Equivalents:
       For purposes of the consolidated statements of cash flows, the Company considers short-term investments purchased with maturities at date of purchase of three months or less to be cash equivalents.

    G. Reclassifications:
       Certain 1995 amounts have been reclassified to conform with 1996 classifications. Such reclassifications had no effect on reported net income.

2.  MONARCH MILLING-JOINT VENTURE
    In 1979, Bullion entered into an agreement with PBL Mining, an Illinois partnership, subsequently changed to American Mining Trust
    (AMT), wherein Bullion sold a 50% interest in a joint venture called Monarch Milling to AMT. Monarch Milling was established to own, refurbish and operate a concentrating mill located at Austin, Lender County, Nevada.

    In 1980 AMT sold its 50% interest in Monarch Milling to Bullion Metals, a Nevada corporation subsequently changed to Gold Standard of Nevada, Inc. (Gold Standard). In conjunction with the sale, Gold Standard assumed the AMT note with Bullion. The note has a current balance of $313,397, bears interest at 10%, and requires annual payments of $60,000. Gold Standard is currently in default on the payment of the note and interest. For financial statement presentation, Gold Standard's minority interest in the consolidated financial statements has been reclassified against interest receivable. No allowance for doubtful collectibility of the note and interest has been reflected in the financial statements since it is management's opinion that Gold Standard's equity in the market value of the joint venture assets (primarily the mill in Austin, Nevada) is sufficient to cover any indebtedness from Gold Standard to Bullion. The receivables have been classified as current since they are in default and therefore currently due, even though their collectibility within the next fiscal year is doubtful, unless the mill is sold. Negotiations are currently on-going with two groups who are interested in refurbishing and operating the mill under a joint venture agreement with Monarch Milling or actually purchasing the mill.

                   BULLION MONARCH COMPANY AND SUBSIDIARY
                Notes to Consolidated Financial Statements

3.  PROPERTY, PLANT AND EQUIPMENT
    Property plant and equipment is summarized as follows:

                                                  Accumulated     Net
                                         Cost     Depreciation   Value
                                       --------   ------------   ------
    April 30, 1996:
      Land                             $  6,690         -         6,690
      Vehicle                            22,000        3,060     18,940
      Machinery and equipment           123,668      118,467      5,201
      Office furniture                    5,999        5,888        111
      Mill and buildings                763,162      696,524     66,638
                                       --------      -------     ------
                                       $921,519      823,939     97,580
                                       --------      -------     ------
                                       --------      -------     ------


    April 30, 1996:
      Land                             $  6,690         -         6,690
      Machinery and equipment           118,668      118,467        201
      Office furniture                    5,574        5,463        111
      Mill and buildings                763,162      674,923     88,239
                                       --------      -------     ------
                                       $894,094      798,853     95,241
                                       --------      -------     ------
                                       --------      -------     ------

4.  INVESTMENT IN EQUITY SECURITIES
    Bullion received 225,000 shares of a private company's stock in a previous year as partial payment from the sale of two mining properties. The shares have been valued at a nominal value of $.10 per share for financial statement purposes through April 30, 1995. During the year ended April 30, 1996, the private company was acquired by a public Canadian company. Bullion received shares in the public company on a share for share basis. During the year Bullion sold 58,048 shares of the public company for $40,000. At April 30, 1996 the remaining 166,952 shares have been reflected in the financial statements as investment in equity securities available for sale and have been valued at their market value of $133,562. The unrealized gain of $116,866 has been reflected as an equity adjustment in the balance sheet.

5.  MINING PROPERTIES
    Mining properties and claims have been reflected at historical cost which, in managements opinion, is less than market value for each property or claim.

    Bullion had previously traded some joint claims in which they had a 90% interest for a 90% interest in five mineral lease and surface use agreements (South Bullion Property). Bullion and their joint claim partner also retained a 3% net smelter royalty in the claims that they traded. Bullion and their joint claim partner assumed the minimum annual royalty payments due on the leases. During the year ended
    April 30, 1996 the Company sold a 75% beneficial interest in the South Bullion property and another property which was 100% owned by the Company. The total consideration to be received for the two properties was $1,450,000 of which 10% of 75% of the total consideration would be paid to the Company's joint claim partner and the balance to the Company. $250,000 was received at April 30, 1996 and the balance of $1,200,000 was to be paid in cash or

                   BULLION MONARCH COMPANY AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

5.  MINING PROPERTIES, CONTINUED
    acceptable securities by April 30, 1997. The buyer agreed to expend $2,100,000 in an approved exploration program on the properties over a three year period. Additionally, the buyer agreed to pay all the minimum annual royalty payments on the South Bullion property and any other taxes and fees associated with both properties. The Company would retain a 25% beneficial interest in both properties.

    Bullion remains contingently liable to pay the minimum annual royalty payments on the South Bullion Property if the sales agreement is terminated. At April 30, 1996 Bullion was contingently liable on the following lease commitments on the South Bullion Property to retain their mineral rights:

               Fiscal Year Ending          Minimum Annual Royalty
               ------------------          ----------------------
                 April 30, 1997                   $51,250
                 April 30, 1998                    51,250
                 April 30, 1999                    54,250
                 April 30, 2000                    54,250
                 April 30, 2001                    56,500
                 April 30, 2002                    56,500

6.  INCOME TAXES
    The Company's effective tax rate differs from the expected federal income tax rate as follows:

                                                    1996         1995
                                                    ----         ----

     Income tax expense at statutory rate         $419,604       36,421
     Reduction in tax from application of NOL         -         (36,421)
     Tax benefit created from remaining NOL           -        (194,000)
     Increase (decrease) in valuation allowance    (68,000)      68,000
     State income tax, net of federal benefit       40,722          147
     Changes in tax rate of deferred tax
       liability                                     5,469         -
                                                  --------     --------
         Provision for income taxes (benefit)     $397,795     (125,853)
                                                  --------     --------
                                                  --------     --------

    The components of the deferred tax assets and liabilities are as follows:

                                                    1996         1995
                                                    ----         ----
     Deferred tax assets:
       Net operating loss carryforward            $255,697      296,180
       Net operating loss carryforward - state         689         -
                                                 ---------      -------
           Total deferred tax assets               256,386      296,180

           Less valuation allowance                   -         (68,000)
                                                 ---------      -------
           Total deferred tax assets, net of
             valuation allowance                  256,386       228,180
                                                 ---------      -------

     Deferred tax liabilities:
       Deferred gain on partnership interest
        sale                                       102,180      102,180
       Deferred gain on sale of mining
        properties                                 425,880         -
                                                 ---------      -------
           Total deferred tax liabilities          528,060      102,180
                                                 ---------      -------
           Net deferred tax asset (liability)    $(271,675)     126,000
                                                 ---------      -------
                                                 ---------      -------

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

6.  INCOME TAXES, CONTINUED
    Bullion currently has a net operating loss carryforward of approximately $752,000 which is available to offset the deferred gains mentioned in footnotes 1 and 5. The net operating loss expires in tax years from April 30, 1997 through April 30, 2009.

7.  RELATED PARTY TRANSACTIONS
    As of April 30, 1996 and 1995, the company was liable to certain individuals who are shareholders and/or officers/directors for cash advances made to or for the Company, unpaid salaries or director fees and unreimbursed travel expenses. The total due to these related parties totaled $454,631 at April 30, 1995 and $41,451 at April 30, 1996. During the year ended April 30, 1996 the Company issued 4,162,000 shares of restricted common stock at .10 per share for a total of $416,200 to retire certain obligations to these related parties.

    No interest has been accrued on any of the payables except two 10% interest bearing notes totaling $22,000 at April 30, 1995 to an officer/directors. Total accrued interest included in the related party payable at April 30, 1995 was $4,463. These notes and accrued interest were paid off during 1996 by the issuance of restricted common shares as indicated in the preceding paragraph.

    At January 1, 1996 the Company entered into employment agreements with four employee/shareholders. The agreements are for a period of six years with automatically renewable three year terms. The compensation ranges from $48,000 to $84,000 per year for each employee.

8.  INCENTIVE STOCK OPTION AGREEMENT
    On December 5, 1995, the Company adopted an incentive stock option plan for employees, officers, consultants, and directors. The plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at not less than the estimated fair market value at the date of the grant and are exercisable during specified future periods.

    A summary of options granted is as follows:

          Grant Date     Shares Under Option     Option Price per Share
          ----------     -------------------     ----------------------
         Dec. 5, 1995          750,000                    $.55
         Dec. 5, 1995        1,250,000                     .325

    All options expire ten years from the date of the grant.

9.  COMMITMENTS AND CONTINGENT LIABILITIES
    As indicated in note 5, the Company is contingently liable for minimal annual royalty payments on the South Bullion property if the company that purchased the 75% beneficial interest in that property defaults on its contract payments.

                       BULLION MONARCH COMPANY AND SUBSIDIARY
                     Notes to Consolidated Financial Statements

10.  SUBSEQUENT EVENTS
     Subsequent to year end a Nevada corporation acquired 727,272 common shares of the Company's stock for $.55 per share in a private placement offering. The total purchase price of $400,000 also included a warrant to purchase an additional 727,272 shares at $.75 per share. The warrant expires two years after the date it was acquired.

     Subsequent to year end, the Company and a joint venture partner entered into a mining lease and option to purchase agreement on certain unpatented mining claims situated in Elko County Nevada. They then sold a 50% working interest in the property. The acquiring company earns their 50% working interest by issuing 200,000 treasury common shares, by making $1,100,000 in option payments, and by expending $2,000,000 on the property over three years.

     Subsequent to year end, the Board of Directors approved the redemption of up to 250,000 shares of common stock from the Company's president at $.70 per share.