Form 10-Q
period 1996-07-31
BULLION MONARCH CO
filed 1997-05-13
CIK 15288

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended 07-31-96              Commission File No. 1-3896

                               BULLION MONARCH COMPANY
                (Exact Name of registrant as specified in its Charter)

            UTAH                                     82-0198422
---------------------------------              ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)


3967 FOOTHILL DR.
PROVO, UT                                                84604
-------------------------                        -------------------
(Address of principal                                  (Zip Code)
  executive offices)
                                  (801) 765-9301
                           -------------------------------
                           (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X   No                  (2)  Yes  X   No
         ---    ---                       ---     ---

COMMON STOCK NO PAR VALUE                           18,772,943
--------------------------                 -------------------------------
         CLASS                              OUTSTANDING AT JULY 31, 1996

                              QUARTERLY FINANCIAL REPORT
                       BULLION MONARCH COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


ITEM 1.  FINANCIAL STATEMENTS
                                                    July 31,       April 30,
         ASSETS                                       1996           1996
Current Assets:
    Cash                                           $    50,030    $   169,654
    Receivables:
      Note                                           1,513,397      1,513,397
      Interest                                         210,067        198,306
                                                    ----------     ----------
         Total Receivables                          $1,723,464     $1,882,357
                                                    ----------     ----------
    TOTAL CURRENT ASSETS                            $1,773,494     $1,882,357

Investment in Equity Securities, at lower
    of cost or market                                  133,562        133,562
Mining Properties, at cost                             405,781        368,281
Property, Plant & Equipment at cost,
    net of accumulated depreciation                     91,415         97,580
Other Assets                                             5,000          5,000
                                                    ----------     ----------
    TOTAL ASSETS                                    $2,409,252     $2,486,780
                                                    ----------     ----------
                                                    ----------     ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                               $    14,537         15,741
    Accrued expenses                                    32,631         63,935
    Amounts due related parties                         64,741         41,451
    Deferred income taxes payable                      271,674        271,674
                                                    ----------     ----------

    TOTAL CURRENT LIABILITIES                      $   383,583     $  392,801

Commitments and Contingent Liabilities

Stockholder's Equity:
    Common stock, no par value; authorized
    100,000,000 shares; issued 18,772,943
     shares.                                         3,398,105      3,398,105
    Unrealized gain on securities available for
     sale                                              116,866        116,866
    Accumulated Deficit                             (1,483,795)    (1,415,485)
    Less 7,500 Treasury shares at cost                   5,507          5,507
                                                    ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                       2,025,669      2,093,979
                                                    ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                          $2,409,252     $2,486,780
                                                    ----------     ----------
                                                    ----------     ----------

                       BULLION MONARCH COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Three Months
                                                           Ended  July 31,
                                                           ---------------
                                                      1996                1995
                                                      ----                ----
Revenues:
    Rents                                         $     100                  -
    Royalties                                         5,000               5,000
    Gain on sale of mining properties                    -                   -
    Interest and other income                         7,835               9,148
                                                  ---------           ---------
    TOTAL REVENUES                                   12,935              14,148

Costs and Expenses:
    Mining Costs                                     95,121                 549
    General and administrative expenses             105,108              11,267
    Interest Expense                                     -                   -
    Depreciation Expenses                             6,271               5,413
                                                  ---------           ---------
    TOTAL COSTS AND EXPENSES                        206,500              17,229
                                                  ---------           ---------
Income (Loss) From Operations Before
    Provisions for Income Taxes                    (193,565)             (3,081)
Provisions for Income Taxes                              -                   -
                                                  ---------           ---------
Income (Loss) from Operations                      (193,565)             (3,081)
Extraordinary Item - Utilization of Net
    Operating Loss Carry forward                         -                   -
    NET INCOME (LOSS)                             $(193,565)             (3,081)
                                                  ---------           ---------
                                                  ---------           ---------
Earnings Per Share:
    Income (loss) before
        extraordinary item                        $    (.01)                NIL
    Extraordinary item                                   -                   -
                                                  ---------           ---------
    NET INCOME (LOSS)                             $    (.01)                NIL
                                                  ---------           ---------
                                                  ---------           ---------

                               BULLION MONARCH COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOW

OPERATING ACTIVITIES:                                      Three Months
                                                              Ended
                                                             July 31,
                                                           ------------

                                                        1996             1995
                                                        ----             ----
Net Income (Loss)                                    $(193,565)        $(3,081)
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
    Depreciation                                         6,271           5,413
(Increase) or Decrease in current assets               108,863           3,065
Increase or (Decrease) in current liabilities           (9,218)         (2,819)
                                                     ---------         -------
Net cash provided or (used) by operations              (87,649)          2,578

FINANCING & INVESTING ACTIVITIES:

Increase or (Decrease) in minority interest               -               -
(Increase) or decrease on other assets                 (31,335)         (6,188)
Net cash provided or (used) in financing and
 investing                                                -               -
Increase or (decrease) in cash                        (100,700)         (1,493)
Cash at beginning of period                            169,654           5,103
                                                     ---------         -------
Cash at end of period                                $  50,030         $ 3,610
                                                     ---------         -------
                                                     ---------         -------

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                                    July 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    A.   Principles of Consolidation and Operations:
         The consolidated financial statements include the accounts of Bullion Monarch Company (The Company) and its 50% owned subsidiary Monarch Milling joint venture. The Company owns mining properties in Nevada, Utah and Montana. During the year ended April 30, 1996 the Articles of Incorporation were amended to change the authorized number of shares and the par value of the shares that may be issued to one hundred million, no par value shares.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

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

                                                Method            Lives
                                                ------            -----
              Machinery and Equipment       ACRS/ MACRS         5-10 years
              Office Furniture              ACRS/ MACRS         5-7 years
              Mill and Buildings            Straight-Line       15-20 years

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    D.   Income Taxes:
         Deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes. The financial statements currently have three significant timing differences which necessitate deferred tax assets or liabilities. A deferred federal tax liability arises from reporting earnings on the sale of two mining properties (note 5) and a partnership interest (note 2) on the installment method of reporting which is different for income tax purposes than it is for financial statement purposes. At April 30, 1996 Bullion had a deferred tax gain of $1,092,000 on the mining properties sale and $262,000 associated with the partnership interest sale. At that date Bullion had a net operating loss carry forward of approximately $ 752,000. In applying the principles of FAS No. 109 Bullion offset net operating loss Carry forward against the deferred gains of $1,092,000 and $262,000. Using a tax rate of 39% for the deferred gains and 34% for the federal net operating loss Carry forward, a net deferred tax liability of $271,674 resulted.

    E.   Per Share Data:
         Per share data is based on the weighted average number of common shares outstanding during each period based on the weighted average number of common shares outstanding during each period.

    F.   Cash and Cash Equivalents:
         For purposes of the consolidated statements of cash flows, the Company considers short-term investments purchases with maturities at date of purchase of three months or less to be cash equivalents.

    G.   Reclassifications:
         Certain 1995 amounts have been reclassified to conform with 1996 classifications. Such reclassifications had no effect on reported net income.

2.  MONARCH MILLING-JOINT VENTURE
    In 1979, Bullion entered into an agreement with PBL Mining, an Illinois partnership, subsequently changed to American Mining Trust (AMT), wherein Bullion sold a 50% interest in a joint venture called Monarch Milling to AMT. Monarch Milling was established to own, refurbish and operate a concentrating mill located at Austin, Lander County, Nevada.

    In 1980 AMT sold its 50% interest in Monarch Milling to Bullion Metals, a Nevada

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

    corporation subsequently changed to Gold Standard of Nevada, Inc. (Gold Standard). In conjunction with the sale, Gold Standard assumed the AMT note with Bullion. The note has

2.  MONARCH MILLING-JOINT VENTURE, CONTINUED

    a current balance of $313,397, bears interest at 10%, and requires annual payments of $60,000. Gold Standard is currently in default on the payment on the note and interest. For financial statement presentation, Gold Standard's minority interest in the consolidated financial statements has been reclassified against interest receivable. No allowance for doubtful collectability of the note and interest has been reflected in the financial statements since it is management's opinion that Gold Standard's equity in the market value of the joint-venture assets (primarily the mill in Austin, Nevada) is sufficient to cover any indebtedness from Gold Standard to Bullion. The receivables have been classified as current since they are in default and therefore currently due, even though their collectability within the next fiscal year is doubtful, unless the mill is sold. Negotiations are currently on-going with two groups who are interested in refurbishing and operating the mill under a joint venture agreement with Monarch Milling or actually purchasing the mill.

3.  PROPERTY, PLANT AND EQUIPMENT
    Property plant and equipment is summarized as follows:

                                             Accumulated         Net
                                  Cost      Depreciation        Value
                                  ----      ------------        -----
    April 30, 1996:
      Land                     $   6,690           -            6,690
      Vehicle                     22,000         3,060         18,940
      Machinery and equipment    123,668       118,467          5,201
      Office Furniture             5,999         5,888            111
      Mill and buildings         763,162       696,524         66,638
                               ---------      --------        -------
                               $ 921,519       824,268         97,580

                                             Accumulated         Net
                                  Cost      Depreciation        Value
                                  ----      ------------        -----
    July 31, 1996:
      Land                     $   6,690            -           6,690
      Vehicle                     22,000         3,825         18,175
      Machinery and equipment    123,668       118,467          5,201
      Office Furniture             5,999         5,888            111
      Mill and buildings         763,162       701,924         61,238
                               ---------      --------        -------
                               $ 894,094       830,104         91,415

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

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

5.  MINING PROPERTIES
    Mining Properties and claims have been reflected at historical cost which, in management's opinion, is less than market value for each property or claim. Bullion had previously traded some joint claims in which they had a 90% interest for a 90% interest in five mineral lease and surface use agreements (South Bullion property). Bullion and their joint claim partner also retained a 3% net smelter royalty in the claims that they traded. Bullion and their joint claim partner assumed the minimum annual royalty payments due on the leases. During the year ended April 30, 1996 the Company sold a 75% beneficial interest in the South Bullion property and another property which was 100% owned by the Company. The total consideration to be received for the two properties was $1,450,000 of which 10% or 75% of the total consideration would be paid to the Company's joint claim partner and the balance to the Company. $250,000 was received at April 30, 1996 and the balance of $1,200,000 was to be paid in cash or acceptable securities by April 30, 1997. The buyer agreed to expend $2,100,000 in an approved exploration program on theproperties over a three year period. Additionally, the buyer agreed to pay all the minimum annual royalty payments on the South Bullion property and any other taxes and fees associated with both properties. The Company would retain a 25% beneficial interest in both properties.

    Bullion remains contingently liable to pay the minimum annual royalty payments on the South Bullion property if the sales agreement is terminated. At April 30, 1996 Bullion was contingently liable on the following lease commitments on the South Bullion property toretain their mineral rights:

6.  INCOME TAXES
    The Company's effective tax rate differs from the expected federal income tax rate asfollows:
                                                      1996           1995
                                                      ----           ----

    Income tax expense at statutory rate            $ 419,604        36,421
    Reduction in tax from application of NOL             -          (36,421)
    Tax benefit created from remaining NOL               -         (194,000)

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

    Increase (decrease) in valuation allowance        (68,000)       68,000
    State income tax, net of federal benefit           40,722           147
    Changes in tax rate of deferred tax liability       5,469          -
                                                    ---------    ----------
    Provision for income taxes (benefit)            $ 397,795      (125,853)
                                                    ---------    ----------


    The components of the deferred tax assets and liabilities are as follows:

                                                             1996        1995
                                                             ----        ----
         Deferred tax assets:
              Net operating loss Carry forward            $ 255,697    296,180
              Net operating loss Carry forward-State            689
                                                          ---------    -------
                   Total deferred tax assets                256,386    296,180

                   Less valuation allowance                    -       (68,000)
                   Total deferred tax assets, net of
                     valuation allowance                    256,386    228,180
                                                          ---------    -------

         Deferred tax liabilities:
              Deferred gain on partnership interest sale    102,180    102,180
              Deferred gain on sale of mining properties    425,880       -
                                                          ---------    -------

                   Total deferred tax liabilities           528,060    102,180

                   Net deferred tax asset (liability)     $(271,675)   126,000
                                                          ---------    -------

    Bullion currently has a net operating loss Carry forward of approximately $752,000 which is available to offset the deferred gains mentioned in footnotes 1 and 5. The net operating loss expires in tax years from April 30, 1997 through April 30, 2009.

7.  RELATED PARTY TRANSACTIONS
    As of April 30, 1996 and 1995, the Company was liable to certain individuals who are shareholders and/or officers/directors for cash advances made to or for the Company, unpaid salaries or director fees and advances made to or for the Company, unpaid salaries or director fees and unreimbursed travel expenses. The total due to these related parties totaled $454,631 at April 30, 1995 and $41,451 at April 30, 1996. During the year ended April 30, 1996 the Company issued 4,162,200 shares of restricted common stock at .10 per share for a total of $416,200 to retire certain obligations to these related parties.

    No interest has been accrued on any of the payables except two 10% interest bearing notes totaling $22,000 at April 30, 1995 to an officer/director. Total accrued interest included in related party payable is $4,463. These notes and accrued interest were paid off during 1996

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

    by the issuance of restricted common shares as indicated in the preceding paragraph.

    At January 1, 1996 the Company interred into employment agreements with four employee/shareholders. The agreements are for a period of six years with automatically renewable three year terms. The compensation ranges from $48,000 to $84,000 per year for each employee.

8.  INCENTIVE STOCK OPTION AGREEMENT
    On December 5, 1995, the Company adopted an incentive stock option plan for employees, officers, consultants, and director. The plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at not less than the estimated fair market value at the date of the grant and are exercisable during specified future periods.

    A summary of options granted is as follows:

           Grant Date    Shares Under Option    Option Price Per Share
           ----------    -------------------    ----------------------
          Dec. 5, 1995         750,000                   $.55
          Dec. 5, 1995       1,250,000                   $.325

    All options expire ten years from the date of the grant.

9.  COMMITMENTS AND CONTINGENT LIABILITIES
    As indicated in note 5, the Company is contingently liable for minimal annual royalty payments on the South Bullion property if the company that purchased the 75% beneficial interest in that property defaults on its contract payments.

10. SUBSEQUENT EVENTS
    Subsequent to quarter end a Nevada corporation acquired 727,272 common shares of the Company's stock for $.55 per share in a private placement offering. The total purchase price of $400,000 also included a warrant to purchase an additional 727,272 shares at $.75 per share. The warrant expires two years after the date it was acquired.

    Subsequent to quarter end, the Board of Directors approved the redemption of up to 250,000 shares of common stock from the Company's president at $.70 per share.

                                   PART 1 - ITEM 2
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          OPERATING REVENUES AND EXPENSES

The Company at the present time derives revenues from lease and joint venture rentals and advance royalty payments. The Company received $5,000 royalty income during the quarter ended July 31, 1996. Other revenues for the quarter resulted from the accrual of interest due in the amount of $7,835 on the note receivable listed on the balance sheet.

Management is trying to hold expenses to a minimum and at the same time get maximum work done on the Company's properties. Bullion has cut assessment work requirements on its mining claims by leasing and joint venturing with other mining companies, thus cutting overhead and fixed costs to their minimums.

The Company and a joint venture partner entered into a mining lease and option to purchase agreement on certain unpatented mining claims situated in Elko County, Nevada. They then sold a 50% working interest in the property. The acquiring company earns their 50% working interest by issuing 200,000 treasury common shares, by making $1,100,000 in option payments, and by expending $2,000,000 on the property over three years.

Bullion Monarch has four full time employees. R. Don Morris, president, is a graduate geologist. James A. Morris is Secretary/Treasure for the Company. Peter Passaro is a member of the Board of Directors and part of the management team. Phil Manning is responsible for investor relations. They have agreed to accrue fee's based on the Company's ability to pay cash and/or receive unregistered stock at a later date for their services.

LIQUIDITY AND CAPITAL RESOURCES

The past year Bullion adopted a policy of seeking third party mining companies with greater financial ability and resources to lease or joint venture their mining properties. Management wanted to accomplish three major objectives:
(1) reduce the need for capital resources and limit expenses, (2) create operating revenues and working capital, (3) test the value of the properties.

Bullion is negotiating leases on several properties. These agreements, if consummated, would add significantly to the liquidity and capital resources of the Company. Success or failure of the continuing exploration on these properties may have a significant effect on the Company's financial future.

Bullion Monarch's royalty interest in the Bullion Mine, which is under lease to Newmont Mining and American Barrick, appears to be substantial and could insure the long term profitability of the Company.


In order for the Company to realize revenues from the exploration and exploitation of metals and/or minerals, available ore reserves with mineral concentrations large enough to justify the high cost of operation must be identified. However, there are many risks which even a combination of scientific knowledge and experience cannot overcome resulting in unproductive efforts even where test results initially indicate commercially feasible ore. Further, the market price of gold and silver is highly volatile. There can be no assurance that the exploration of Bullion's properties will be successful or that any future production will be profitable.


                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are no legal proceedings currently pending.

ITEM 2.  CHANGES IN SECURITIES
There have been no material withdrawals, or substitution of assets securing any class of registered securities of the registrant since the date of the last report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
(a.) There have been no material defaults in the payment of principal, interest, sinking fund or purchase fund installment, or any other default of indebtedness by the Company.

(b) The Company has not declared a dividend in the past and does not have earnings to declare a dividend in the future. The Company has no class of securities requiring the payment of dividends and therefore, there is no material arrearage in the payment of dividends since the date of the last report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K
None.