Form 10-Q
period 1996-10-31
BULLION MONARCH CO
filed 1997-05-13
CIK 15288

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended 10-31-96          Commission File No. 1-3896

                               BULLION MONARCH COMPANY
                ------------------------------------------------------
                (Exact Name of registrant as specified in its Charter)

                     UTAH                               82-0198422
        -------------------------------         ---------------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification Number)

              3967 FOOTHILL DR.
                  PROVO, UT                                84604
        -------------------------------         ---------------------------
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

(1)  Yes X   No                    (2)  Yes X   No
        ---     ---                        ---    ---
           COMMON STOCK NO PAR VALUE                     19,500,215
        -------------------------------       -------------------------------
                     CLASS                    OUTSTANDING AT OCTOBER 31, 1996

                              QUARTERLY FINANCIAL REPORT
                       BULLION MONARCH COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



ITEM 1.  FINANCIAL STATEMENTS                        Oct 31,     April 30,
               ASSETS                                 1996          1996
               ------                                 ----          ----
Current Assets:
  Cash                                            $    85,147   $   169,654
  Receivables:
    Note                                            1,513,397     1,513,397
    Interest                                          221,828       198,306
                                                  -----------   -----------
      Total Receivables                           $ 1,735,225   $ 1,711,703
                                                  -----------   -----------

  TOTAL CURRENT ASSETS                            $ 1,820,372   $ 1,882,357

Investment in Equity Securities, at lower
 of cost or market                                    133,562       133,562
Mining Properties, at cost                            457,281       368,281
Property, Plant & Equipment at cost,
 net of accumulated depreciation                       85,250        97,580
Other Assets                                            5,000         5,000
                                                  -----------   -----------
  TOTAL ASSETS                                    $ 2,449,965   $ 2,486,780
                                                  -----------   -----------
                                                  -----------   -----------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                $    16,211   $    15,741
  Accrued expenses                                     28,169        63,935
  Amounts due related parties                          78,321        41,451
  Deferred income taxes payable                       271,674       271,674
                                                  -----------   -----------

  TOTAL CURRENT LIABILITIES                       $   394,375   $   392,801

Commitments and Contingent Liabilities

Stockholder's Equity:
  Common stock, no par value; authorized
   100,000,000 shares; issued 19,500,215
   and 18,772,943 shares respectively.              3,798,105     3,398,105
  Unrealized gain on securities available
   for sale                                           116,866       116,866
  Accumulated Deficit                              (2,039,888)   (1,415,485)
  Less 257,500 Treasury shares at cost                180,507         5,507
                                                  -----------   -----------
  TOTAL STOCKHOLDERS' EQUITY                        2,055,590     2,093,979
                                                  -----------   -----------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                           $ 2,449,965   $ 2,486,780
                                                  -----------   -----------
                                                  -----------   -----------

                       BULLION MONARCH COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months            Six Months
                                          Ended October 31,      Ended October 31,
                                          -----------------      -----------------
                                          1996         1995       1996      1995
                                          ----         ----       ----      ----
Revenues:
    Rents                               $   -            -          100      -
    Royalties                               -            -        5,000     5,000
    Gain on sale of mining properties       -         50,000        -      50,000
    Interest and other income              7,835       9,129     15,670    18,277
                                        ---------     -------  ---------   -------

    TOTAL REVENUES                         7,835      59,129     20,770    73,277

Costs and Expenses:
    Mining Costs                           8,209       7,424    103,330     7,973
    General and administrative
     expenses                             91,671      46,371    196,779    57,638

    Interest Expense                         -           -          -         -
    Depreciation Expenses                  6,165       5,413     12,436    10,826
                                        ---------     -------  ---------   -------
    TOTAL COSTS AND
      EXPENSES                           106,045      59,208    312,545    76,437
                                        ---------     -------  ---------   -------
                                        ---------     -------  ---------   -------
Income (Loss) From Operations Before
  Provisions for Income Taxes            (98,210)        (79)  (291,775)   (3,160)
                                        ---------     -------  ---------   -------
Income (Loss) from Operations            (98,210)        (79)  (291,775)   (3,160)
                                        ---------     -------  ---------   -------
    NET INCOME (LOSS)                   $(98,210)        (79)  (291,775)   (3,160)
                                        ---------     -------  ---------   -------
                                        ---------     -------  ---------   -------
Earnings Per Share:
    Income (loss) before
     extraordinary item                 $  (.005)        N/L      (.015)      N/L
    Extraordinary item                       -           -          -         -
                                        ---------     -------  ---------   -------
    NET INCOME (LOSS)                   $  (.005)        N/L      (.015)      N/L
                                        ---------     -------  ---------   -------
                                        ---------     -------  ---------   -------

                               BULLION MONARCH COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOW

OPERATING ACTIVITIES:                                       Three Months
                                                                Ended
                                                             October 31,
                                                            ------------
                                                         1996           1995
                                                         ----           ----

Net Income (Loss)                                     $ (98,210)     $    (79)
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
     Depreciation                                         6,165         5,413
(Increase) or Decrease in current assets                 61,985        (1,796)
Increase or (Decrease) in current liabilities             1,574        (5,181)
                                                      ----------     ---------

Net cash provided or (used) by operations               (28,486)       (1,485)


FINANCING & INVESTING ACTIVITIES:

Increase or (Decrease) in minority interest                 -             -
(Increase) or decrease on other assets                  (76,670)          -
Net cash provided or (used) in financing and
 investing                                              200,000         1,401
Increase or (decrease) in cash                          (84,507)       (3,568)
Cash at beginning of period                              74,810         3,610
                                                      ----------     ---------
Cash at end of period                                 $  85,147      $     42
                                                      ----------     ---------
                                                      ----------     ---------

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                                   October 31, 1996

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

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

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

3.  PROPERTY, PLANT AND EQUIPMENT
    Property plant and equipment is summarized as follows:

                                                       Accumulated        Net
                                             Cost     Depreciation       Value
                                             ----     ------------       -----
    April 30, 1996:
      Land                                $   6,690         -            6,690
      Vehicle                                22,000        3,060        18,940
      Machinery and equipment               123,668      118,467         5,201
      Office Furniture                        5,999        5,888           111
      Mill and buildings                    763,162      696,524        66,638
                                          ---------     --------       -------
                                          $ 921,519      824,268        97,580


                                                        Accumulated       Net
                                             Cost      Depreciation      Value
                                             ----      ------------      -----
    October 31, 1996:
      Land                                $   6,690         -            6,690
      Vehicle                                22,000        4,590        17,410
      Machinery and equipment               123,668      118,467         5,201
      Office Furniture                        5,999        5,888           111
      Mill and buildings                    763,162      707,324        58,838
                                          ---------     --------       -------
                                          $ 921,519      836,269        88,250

4.  INVESTMENT IN EQUITY SECURITIES

    Bullion received 225,000 shares of a private company's stock in a previous year as partial payment from the sale of two mining properties. The shares have been valued at a nominal

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

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

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements


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

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

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

Bullion Monarch has four full time employees. R. Don Morris, president, is a graduate geologist. James A. Morris is Secretary/Treasure for the Company. Peter Passaro is a member of the Board of Directors and part of the management team. Phil Manning is responsible for investor relations. They have agreed to accrue fee's based on the Company's ability to pay cash and/ or receive unregistered stock at a later date for their services.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, funding in the amount of $400,000 was received on the private placement agreement which the company signed in July with a prominent Canadian mutual fund company. Management is pleased with the results of its efforts to attract investment capital. The acquisition of capital and the consumation of strategic partnerships play a very important role in allowing mangement to pursue its objectives. Management believes that its ability to secure funding from sophisticated institutional investors validates its own assessment of the company's worth.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS
In August 1996 the Company received funding ($400,000 U.S.D.)on a private placement agreement with a canadian mutual fund. For details of the agreement please see exhibit 10 attached hereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K
None.