Form 10-Q
period 1997-01-31
BULLION MONARCH CO
filed 1997-05-13
CIK 15288

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended 01-31-97                        Commission File No. 1-3896
                                                                          ------

                             BULLION MONARCH COMPANY
                             -----------------------
             (Exact Name of registrant as specified in its Charter)

            UTAH                                                82-0198422
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

      3967 FOOTHILL DR.
         PROVO, UT                                                  84604
-------------------------------                           ----------------------
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

(1) Yes  X   No                  (2) Yes  X   No
        ---     ---                      ---     ---

COMMON STOCK NO PAR VALUE                                   20,238,538
-------------------------                        -------------------------------
        CLASS                                    OUTSTANDING AT JANUARY 31, 1997

                           QUARTERLY FINANCIAL REPORT
                    BULLION MONARCH COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

FINANCIAL STATEMENTS                          Jan 31,          April 30,
               ASSETS                          1997              1996
               ------                         -------          ---------
Current Assets:
  Cash                                      $  190,470        $  169,654
  Receivables:
    Note                                     1,513,397         1,513,397
    Interest                                   233,589           198,306
                                            ----------        ----------
      Total Receivables                     $1,746,986        $1,711,703
                                            ----------        ----------

    TOTAL CURRENT ASSETS                    $1,937,456        $1,882,357

Investment in Equity Securities, at lower
 of cost or market                             136,062           133,562
Mining Properties, at cost                     457,281           368,281
Property, Plant & Equipment at cost,
 net of accumulated depreciation                79,085            97,580
Other Assets                                     5,000             5,000
                                            ----------        ----------
    TOTAL ASSETS                            $2,614,884        $2,486,780
                                            ----------        ----------
                                            ----------        ----------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                        $   18,978            15,741
    Accrued expenses                             2,560            63,935
    Amounts due related parties                  3,176            41,451
    Deferred income taxes payable              271,674           271,674
                                            ----------        ----------

    TOTAL CURRENT LIABILITIES               $  296,388        $  392,801

Commitments and Contingent Liabilities

Stockholder's Equity:
    Common stock, no par value; authorized
    100,000,000 shares; issued 20,238,538
     and 18,772,943 shares respectively.     4,161,741         3,398,105
    Unrealized gain on securities
     available for sale                        116,866           116,866
    Accumulated Deficit                     (2,140,618)       (1,415,485)
    Less 257,500 Treasury shares at cost       180,507             5,507
                                            ----------        ----------
    TOTAL STOCKHOLDERS' EQUITY                2,55,590         2,093,979
                                            ----------        ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $2,614,884         2,486,780
                                            ----------        ----------
                                            ----------        ----------

                       BULLION MONARCH COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                              Three Months                   Nine Months
                                            Ended January 31,              Ended January 31
                                           -------------------           -------------------
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----
Revenues:
  Rents                                 $       -             -             100             -
  Royalties                                     -             -           5,000         5,000
  Gain on sale of mining properties             -         50,000              -        50,000
  Interest and other income                 7,835          9,129         23,505        27,387
                                        ---------         ------       --------       -------
    TOTAL REVENUES                          7,835         59,129         28,605        82,387
                                        ---------         ------       --------       -------
                                        ---------         ------       --------       -------

Costs and Expenses:
  Mining Costs                             59,750          7,424        163,330         7,973
  General and administrative
   expenses                               159,414         46,371        356,193       113,500
  Depreciation Expenses                     6,165          5,413         18,495        16,239
                                        ---------         ------       --------       -------
    TOTAL COSTS AND
         EXPENSES                         225,329         59,208        374,851       137,712
                                        ---------         ------       --------       -------
                                        ---------         ------       --------       -------

Income (Loss) From Operations            (165,579)           (79)     (346,246)       (55,325)

Extraordinary Item                              -              -             -              -
                                        ---------         ------       --------       -------
    NET INCOME (LOSS)                   $(165,579)           (79)      (346,246)      (55,325)
                                        ---------         ------       --------       -------
                                        ---------         ------       --------       -------
Earnings Per Share:
  Income (loss) before
    extraordinary item                  $   (.008)           NIL          (.017)          NIL
Extraordinary item                                             -                            -            -                -
                                        ---------         ------       --------       -------
    NET INCOME (LOSS)                   $   (.008)           NIL          (.017)          NIL
       (Per share)
                                        ---------         ------       --------       -------
                                        ---------         ------       --------       -------

                                BULLION MONARCH COMPANY
                          CONSOLIDATED STATEMENT OF CASH FLOW

OPERATING ACTIVITIES:                                   Three Months
                                                            Ended
                                                         January 31,
                                                        ------------

                                                     1997           1996
                                                     ----           ----

Net Income (Loss)                                $ (165,579)      $    (306)
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
    Depreciation                                      6,165           5,413
(Increase) or Decrease in current assets           (186,470)        (24,119)
Increase or (Decrease) in current liabilities       (96,413)       (430,665)
                                                 ----------       ---------

Net cash provided or (used) by operations          (442,297)       (449,677)


FINANCING & INVESTING ACTIVITIES:

Increase or (Decrease) in minority interest            -               -
(Increase) or decrease on other assets              (73,500)         55,000
Net cash provided or (used) in financing and
 investing                                          363,636         350,775

Increase or (decrease) in cash                      291,434          39,238
Cash at beginning of period                          51,197             726
                                                 ----------       ---------
Cash at end of period                            $  190,470       $   3,938
                                                 ----------       ---------
                                                 ----------       ---------

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                                   January 31, 1997

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

3.  PROPERTY, PLANT AND EQUIPMENT
    Property plant and equipment is summarized as follows:

                                                       Accumulated         Net
                                           Cost        Depreciation       Value
                                           ----        ------------       -----
    April 30, 1996:
      Land                              $   6,690              -          6,690
      Vehicle                              22,000          3,060         18,940
      Machinery and equipment             123,668        118,467          5,201
      Office Furniture                      5,999          5,888            111
      Mill and buildings                  763,162        696,524         66,638
                                        ---------        -------         ------
                                        $ 921,519        824,268         97,580

                                                       Accumulated         Net
                                           Cost        Depreciation       Value
                                           ----        ------------       -----
    January 31, 1997:
      Land                              $   6,690             -           6,690
      Vehicle                              22,000          5,355         16,645
      Machinery and equipment             123,668        118,467          5,201
      Office Furniture                      5,999          5,888            111
      Mill and buildings                  763,162        712,724         53,438
                                        ---------        -------         ------
                                        $ 921,519        842,434         82,085

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

    Bullion remains contingently liable to pay the minimum annual royalty payments on the South Bullion property if the sales agreement is terminated. At April 30, 1996 Bullion was contingently liable on the following lease commitments on the South Bullion property to retain their mineral rights:

6.  INCOME TAXES
    The Company's effective tax rate differs from the expected federal income tax rate as follows:

                                                       1996          1995
                                                       ----          ----

    Income tax expense at statutory rate             $419,604       36,421
    Reduction in tax from application of NOL                -      (36,421)
    Tax benefit created from remaining NOL                  -     (194,000)
    Increase (decrease) in valuation allowance       (68,000)       68,000
    State income tax, net of federal benefit           40,722          147
    Changes in tax rate of deferred tax liability       5,469            -
                                                     --------     ---------
    Provision for income taxes (benefit)             $397,795     (125,853)
                                                     --------     ---------

                        BULLION MONARCH COMPANY AND SUBSIDIARY
                      Notes to Consolidated Financial Statements



    The components of the deferred tax assets and liabilities are as follows:

                                                 1996             1995
                                                 ----             ----
    Deferred tax assets:
      Net operating loss Carry forward        $ 255,697          296,180
      Net operating loss Carry forward-State        689
                                              ---------          -------
        Total deferred tax assets               256,386          296,180

        Less valuation allowance                      -          (68,000)
        Total deferred tax assets, net of
          valuation allowance                   256,386          228,180
                                              ---------          -------
    Deferred tax liabilities:
      Deferred gain on partnership interest
       sale                                     102,180          102,180
      Deferred gain on sale of mining
       properties                               425,880                -
                                              ---------          -------
        Total deferred tax liabilities          528,060          102,180

        Net deferred tax asset (liability)    $(271,675)         126,000
                                              ---------          -------




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

    A summary of options granted is as follows:

         Grant Date          Shares Under Option      Option Price Per Share
         ----------          -------------------      -----------------------
         Dec. 5, 1995            750,000                   $.55
         Dec. 5, 1995          1,250,000                   $.325

    All options expire ten years from the date of the grant.

9.  COMMITMENTS AND CONTINGENT LIABILITIES
    As indicated in note 5, the Company is contingently liable for minimal annual royalty payments on the South Bullion property if the company that purchased the 75% beneficial interest in that property defaults on its contract payments.

10. SUBSEQUENT EVENTS
    Subsequent to quarter end, the Company entered into a letter of intent whereby Knomex Resources, Inc. will acquire from Bullion Monarch the Austin Mill, an interest in the Austin Dumps, two silver properties and a 5% net smelter returns royalty in the Adelaide Property in consideration for the issuance of 20,000,000 units of Knomex priced at $0.20 per unit with each unit being comprised of one (1) warrant to purchase a further common share at $0.20 for two (2) years following closing.

    In addition to the foregoing, Bullion Monarch has a signed a Letter of Intent with three (3) shareholders of Knomex to acquire privately an aggregate of 9,000,000 issued and outstanding common shares of Knomex (including 3,000,000 common shares to be acquired from St. Columban Resources Inc. ["St. Columban"]) in exchange for common shares of Bullion Monarch if the Austin Mill transaction closes.

    If the Austin Mill transaction is approved by shareholders and regulatory authorities and Bullion Monarch acquires 9,000,000 common shares of Knomex privately, it will become the controlling shareholder of Knomex.

    In a related transaction, Bullion Monarch signed a letter of intent with St. Columban Resources pursuant to which St. Columban has agreed to make a private placement of $2,500,000 into Bullion Monarch in exchange for 5,000,000 units of Bullion Monarch priced at $0.50 per unit with each unit being comprised of one (1) common share and (1) one warrant to purchase a further common share at $0.50 for two years following the closing of the transaction. This transaction is contingent upon the closing of the Austin Mill transaction. St Columban has reached a verbal agreement with certain shareholders of Bullion Monarch to acquire from them 1,500,000 million common shares of Bullion Monarch in exchange for common shares of St. Columban. As a result of these transactions, St Columban will become a controlling shareholder of Bullion Monarch.

    Bullion Monarch has signed a Letter of Intent with Gold Valley Resources Inc., ("GVRI") to acquire from GVRI a package of properties with a value of US $1,000,000. Bullion Monarch will acquire the properties in consideration for the issuance of 2,000,000 units of Bullion Monarch, each unit being comprised of one (1) common share priced at US $0.50 per share, one (1) warrant to purchase a further common share at US 0.50 for (2) years following the closing of the transaction and a second warrant to purchase a further common share at US $0.75 for two (2) years following the closing of the transaction.

    The above proposed transactions and the referred to Letters of Intent are subject to numerous contingencies, conditions precedent and performance of due diligence examinations, including but not limited to shareholder approval in some cases, regulatory approval in some cases, final agreements in all cases, board of directors final approval in all cases, and legal counsel opinions. No assurance can be given that any or all of these contingencies, conditions precedent, or due diligence investigations can be met, or, if met, will be favorable to the proposed transactions.

    It is Management's opinion that these agreements, when consummated in final form, will create strategic relationships which will provide the financial strength and access to capital markets, essential to the future prosperity of our Company. Additionally, the properties to be acquired will add significantly to our already strong portfolio of properties.


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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, funding in the amount of $363,636 was received on the private placement agreement which the company signed in January with a prominent Canadian mutual fund company. Management is pleased with the results of its efforts to attract investment capital. The acquisition of capital and the consumation of strategic partnerships play a very important role in allowing mangement to pursue its objectives. Management believes that its ability to secure funding from sophisticated institutional investors validates its own assessment of the company's worth.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS
In January 1997 the Company received funding ($363,636 U.S.D.) from the exercise of warrents previously granted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K
None.