Form 10KSB
period 2006-04-30
BULLION MONARCH MINING, INC.
filed 2007-09-19
CIK 15288

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 001-03896

BULLION MONARCH MINING, INC.

(Name of Small Business Issuer in its Charter)

Utah	20-1885668
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

299 East 950 South

Orem, Utah 84058

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 426-8111

216 E. 1300 South

Orem, Utah 84058

(Former address, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [  ] No [X]  (2) Yes [X] No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: April 30, 2006 - $444,375.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days.

August 31, 2007 - $24,632. There are approximately 24,632,741 shares of common voting stock of the Issuer held by non-affiliates.  There has been no established public market for the Issuer’s common stock during the past five years; the Issuer has therefore arbitrarily valued these shares at the par value of its shares of common stock or at $0.001 per share.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

August 31, 2007:  Common stock – 40,228,510 shares outstanding.

August 31, 2007:  Preferred stock – No shares outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format: Yes [  ] No [X]

TABLE OF CONTENTS

PART I 4

Item 1. Description of Business 4

Item 2. Description of Property 18

Item 3. Legal Proceedings 20

Item 4. Submission of Matters to a Vote of Security Holders 20

PART II 20

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  20

Item 6. Management’s Discussion and Analysis or Plan of Operation 22

Item 7. Financial Statements. 24

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  45

Item 8(A)T. Controls and Procedures 45

Item 8(B). Other Information 45

PART III 45

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  45

Item 10. Executive Compensation 47

Item 11. Security Ownership of Certain Beneficial Owners and Management 48

Item 12. Certain Relationships and Related Transactions 49

Item 13. Exhibits 50

Item 14. Principal Accounting Fees and Services 50

SIGNATURES 51

PART I

Item 1. Description of Business

Business Development

Introduction

Bullion Monarch Mining, Inc. (“Bullion”) was incorporated in the State of Utah on May 13, 1948, under the name of “Bullion Monarch Mining Company.”  All references herein to “Bullion” include Bullion and all of its predecessors or successors described under the heading “Corporate History” of this Item below.

Bullion was organized during the uranium boom of the 1950’s and operated in this industry during that era.  In 1969, it acquired M. M. & S. Exploration Co., a Nevada corporation formed on August 3, 1955 (“MM&S”), under the leadership of Robert D. Morris, Sr., the father of Bullion’s current President, R. Don Morris.  MM&S had ventured into precious metals and oil exploration and acquisition, and had constructed a flotation concentration plant during the late 1960’s about one mile from Austin, Nevada, to process ore from silver mine dumps in that area.  The plant was later used as a custom mill to process fluorspar, antimony, gold, silver and tungsten from other sources while Bullion owned and operated that plant.

Bullion then derived its revenues from exploring, acquiring and developing mining properties in the Western United States, primarily in the State of Nevada.   It pioneered the now famous “Carlin Gold” area in North East Nevada, and it was the first company to realize that most of the gold in these areas was not visible to the naked eye, though it could be easily processed and recovered.  Bullion constructed and operated the first two plants in the Carlin Gold area, the Bootstrap and Blue Star mines.  It was also instrumental in bringing Newmont Mining Corporation (“Newmont”) into this area and sold Newmont some of its first Carlin Gold area properties.  Currently, Bullion receives production royalty payments under its 1979 universal gold and silver agreement with Newmont on Newmont’s new extensive Leeville underground mine (“Big Jim”) and East Ore Body.

From 1997 to 2002, it had limited operations.

In 1999, Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized “Bullion Monarch Mining, Inc.,” a Utah corporation (sometimes called “New Bullion”), and effected a court approved reorganization whereby each shareholder of the dissolved Bullion (sometimes called “Old Bullion”) exchanged rights in Old Bullion for a like number of shares in New Bullion that each such shareholder previously owned in Old Bullion following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 26, 2006.

Bullion formed EnShale, Inc., a Wyoming corporation (“EnShale”), and currently its majority-owned subsidiary, on July 11, 2005, and acquired an interest in certain patented technology and is developing other technology for the extraction of oil from oil shale; at or about the same time, it acquired by lease an interest in certain oil shale leases from the State of Utah.

For information regarding Bullion and its operations during the fiscal year ended April 30, 1996, see Bullion’s 10-KSB Annual Report for the fiscal year ended April 30, 1996, which is incorporated herein by reference.  See the Exhibit Index, Exhibit No. 99.2, in Part III, Item 13.  For additional information about Bullion and its operations from 1997 through 2002, see the headings “Dissolution” and “Activities from 1999 to 2002” of this Item below.

Bullion believes that its present interests in various mining properties in Northern Nevada and throughout the Western United States, as well as its oil shale leases, have substantial value; and Bullion continues to actively pursue its long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known mineral deposits for development with joint-venture partners or sale to third parties; is seeking to acquire additional oil shale properties; and is continuing to develop its technology believed to be capable of commercially extracting oil from oil shale.

For additional information regarding property interests of Bullion, see the heading “Business” of this Item below, and the description of Bullion’s property interests in Part I, Item 2.

Corporate History

• Incorporated in the State of Utah on May 13, 1948, under the name “Bullion Monarch Mining Company.”

• Changed its name to “Bullion Monarch Uranium Company” on September 20, 1954.

• Changed its name to “Bullion Monarch Company” on November 28, 1966.

• Acquired by merger MM&S, effective March 3, 1969.

• Administratively dissolved by the State of Utah on August 1, 1999.

• Organized Bullion Monarch Mining, Inc. under the laws of the State of Utah on November 16, 2004.

• Third Judicial Court in and for Salt Lake County, Utah, approved a reorganization between Old Bullion and New Bullion, subject to a Fairness Hearing to be conducted by the Utah Division of Securities, on March 31, 2005.

• The Utah Division of Securities conducted a Fairness Hearing on the reorganization and approved the reorganization on September 27, 2006.

• The Utah Division of Securities issued New Bullion Permit Authorizing Issuance of Securities No. 001-6729-21 on September 27, 2006, to issue its securities in exchange for the rights of the shareholders in Old Bullion.

Copies of the current Articles of Incorporation and Bylaws of Bullion are filed as Exhibits to this Annual Report and are incorporated herein by reference.  See the Exhibit Index, Exhibit Nos. 3.1 and 3.2, respectively, in Part III, Item 13.

Dissolution

Commencing in 1997, Bullion had limited operations, limited cash assets and operated at a loss.  Following its last annual report filing on March 19, 1998, through an administrative oversight, Bullion failed to file its annual reports with the Utah Department of Commerce, Division of Corporations, and it was ultimately administratively dissolved for such failure to file annual reports. Under the Utah Revised Business Corporations Act, Utah Code Ann. § 16-10a-1 et. seq. (2004), corporations are given two years within which to reinstate after an administrative dissolution.  Bullion was not aware that it had failed to file its annual reports as required or that it had been dissolved and because of this lack of awareness, Bullion failed to reinstate its corporate existence within the required time and thereafter had no right to administratively reinstate.

At the time of its dissolution, Bullion was a publicly-held company with approximately 3,588 shareholders of record; and approximately 33,496,810 shares of its common stock were then issued and outstanding.

Bullion was also a “reporting company” under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, was required to file annual and quarterly reports with the Securities and Exchange Commission (the “SEC”) under Section 13 of the Exchange Act.  Bullion filed no reports with the SEC following its Annual Report on Form 10-KSB for the year ended April 30, 1996, which was filed with the SEC on May 13, 1997.

Activities from 1999 to 2002

Management of Bullion was not aware that Bullion was dissolved until 2002.  From 1999 to 2002, management continued to operate Bullion without being aware that it had been administratively dissolved.  In 2002, the officers and directors of Bullion attempted to reinstate Bullion as a Utah corporation, but were unable to do so under Utah law.  In 2002, certain officers, directors and attorneys of Bullion formed Corporate Creditors Committee, LLC, a Utah limited liability company (“CCC”).  The purpose of forming CCC was to provide an entity that could assemble, maintain and take control of the assets of Bullion; to pay the creditors of Bullion; and to deliver the remaining assets of Bullion to the shareholders of Bullion.

Corporate Creditors Committee, LLC

After its dissolution, Bullion’s former legal counsel and certain of its directors caused CCC to be formed.  CCC’s manager was the former lawyer of Bullion and its members included the manager, another lawyer and several former members of Bullion’s Board of Directors.  The former directors of Bullion agreed to participate in the formation of CCC due to their belief that there was no process available to reinstate Bullion as an existing corporation.

Utah Litigation

On December 19, 2002, CCC filed a complaint in the Third Judicial District Court, Division II, in and for Salt Lake County, Utah, Sandy Department, naming Bullion and Does 1 through 10 as defendants, in Case No. 020414349 (the “Utah Litigation”).  The complaint alleged that the members of CCC were owed salaries and other expenses by Bullion.  Bullion, through its former legal counsel, stipulated to a judgment in full satisfaction of claims by CCC and its members.  As a result of the stipulation, Bullion’s assets were purportedly acquired by CCC.  Pursuant to such stipulation, CCC agreed to pay a portion of the proceeds from the sale of the assets, if any, to Bullion creditors not included in the CCC group.  This judgment and court order were set aside in the New Utah Litigation discussed below under the heading “New Utah Litigation” of this Item below.

Nevada Litigation

The Bullion assets purportedly acquired by CCC in December, 2002, included an interest in a mining property located in Eureka County, State of Nevada, known as the “Big Jim” (the “Newmont Property”).  Bullion’s interest in the Newmont Property was a royalty interest (“Newmont Royalty”).  The patented and unpatented mining claims associated with the Newmont Property were owned by Newmont USA Limited, a Delaware corporation doing business as Newmont Mining Corporation (“Newmont”).  At the time of the completion of the Utah Litigation, Newmont owed Bullion more than $900,000 in royalties from the Newmont Property, as well as continuing royalties. Following the completion of the Utah Litigation, CCC notified Newmont that it was the owner of the Bullion assets, including the Newmont Royalty.  CCC demanded that Newmont deliver the accrued Newmont Royalty to CCC and that Newmont pay all future proceeds of the Newmont Royalty to CCC.

Newmont filed an action in the Seventh Judicial District Court, State of Nevada, in and for Eureka County, Case No. CV-0303-023 (the “Nevada Litigation”).  Bullion, CCC and Joe Does 1 through 99 were named as defendants in such complaint.  Pursuant to the complaint, Newmont sought a declaratory order from the court as to who was the owner of the accrued Newmont Royalty and the continuing Newmont Royalty interests.  A default judgment was entered to the effect that Bullion had no interest in the Newmont Royalty.  CCC did file an answer and discovery in the Nevada Litigation was commenced by Newmont.

Pursuant to the stipulation of the parties in the Nevada Litigation, Bullion’s default judgment in the Nevada Litigation was set aside in 2004.

Certain non-management shareholders of Bullion (“Intervening Shareholders”) intervened in the Nevada Litigation seeking to prevent an order from the Nevada court giving CCC any rights to the Bullion assets.

During the discovery process, the directors of Bullion, some of whom were then members of CCC, were informed by new legal counsel for Bullion that there was a procedure that would allow the formation of New Bullion and the issuance of New Bullion shares of common stock to the Old Bullion shareholders as a part of a plan to reacquire the Bullion assets for the benefit of the Old Bullion shareholders and creditors.  Thereafter, the former directors of Old Bullion developed a plan of reorganization (the “Reorganization and Exchange Offer Agreement”) to form New Bullion, to acquire the Old Bullion assets from CCC and to commence active operations in New Bullion.  The Intervening Shareholders agreed to terms and provisions of the Reorganization and Exchange Offer Agreement.

Although the former directors of Old Bullion owned a majority of the membership interests of CCC, the former lawyer of Old Bullion, who was also the manager of CCC, had control of CCC and initially did not agree to the transfer of Old Bullion assets to New Bullion. After several months of negotiation and the payment of claimed outstanding legal fees to the previous Old Bullion lawyer, he, CCC and the former directors of Old Bullion entered into a settlement agreement (the “Full Settlement and Release Agreement”) agreeing that the Reorganization and Exchange Offer Agreement could go forward.  A copy of the Full Settlement and Release Agreement is filed as an Exhibit to this Annual Report and is incorporated herein by reference.  See the Exhibit Index, Exhibit No. 10.1, in Part III, Item 13.

To proceed with the New Bullion Reorganization and Exchange Offer Agreement, funds were required to pay the amount of stipulated legal fees agreed to therein to the former Old Bullion lawyer, as well as to pay other outstanding legal fees and future legal, printing, mailing and other fees and expenses that would arise in connection with developing and carrying out the Reorganization and Exchange Offer Agreement.  CCC, Newmont and the Intervening Shareholders stipulated to release a portion of the Newmont Royalty to be used for those purposes.

On August 24, 2004, the Nevada court issued an order approving a stipulation entered into by Newmont, Old Bullion, CCC and the Intervening Shareholders that provided for the following:

• $159,632.95 of the Newmont Royalty proceeds would be delivered by Newmont to the law firm of Robinson, Belaustegui, Sharp & Low, legal counsel for the Intervening Shareholders (the “RBSL Law Firm”), as receiver, to distribute such funds as agreed in the stipulation.

• The Nevada Litigation would be resolved in Nevada with notice of entry of judgment and decree.

• CCC would dismiss all claims it had against any party in the Nevada Litigation.

• CCC would obtain a court order setting aside the stipulated settlement agreement in full satisfaction of all claims and an order thereon that awarded the Bullion assets to CCC that was entered in the Utah Litigation discussed above.

On June 13, 2005, the Nevada court issued an order and decree that New Bullion was the true owner of the Newmont Royalty proceeds under the 1979 agreement that Newmont had with Bullion. It was decreed that New Bullion would notify Newmont, in writing, of instructions for the payment of accrued and accruing royalty, and that Newmont would pay New Bullion the accrued and accruing Newmont Royalty proceeds in the manner set forth in Newmont’s 1979 agreement with Bullion.  New Bullion and its officers and directors were ordered to fully and faithfully carry out all the obligations and conditions set forth in the Reorganization and Exchange Offer Agreement and Amended Stipulation for Judgment entered March 31, 2005, in the Third Judicial Court, Salt Lake County, Utah, Case No. 040925266.  The Nevada court’s decree also provided that Newmont would pay all accrued Newmont Royalty proceeds forthwith upon entry of the court’s judgment after receiving instructions from New Bullion regarding the payment thereof, and that Newmont would not be liable for interest on the accrued Newmont Royalty proceeds, as previously stipulated by the parties and ordered by the court in consideration of the advanced payments made for expenses.  See the “Nevada Litigation Stipulated Findings of Fact, Judgment and Decree” filed as an Exhibit to this Annual Report and incorporated herein by reference as Exhibit No. 99.1 in the Exhibit Index, Part III, Item 13.

New Utah Litigation

On November 30, 2004, the former directors of Old Bullion initiated a legal proceeding in the Third District Court for Salt Lake County State of Utah as part of the Reorganization and Exchange Offer Agreement, styled as Case No. 040925266.  The purpose of the New Utah Litigation was to accomplish the following:

• To obtain a court order setting aside the court order of the original Utah Litigation approving the stipulation to assign the Old Bullion assets to CCC.

• To obtain a court order approving the Reorganization and Exchange Offer Agreement.

• To obtain a court order requiring Newmont to deliver the entire Newmont Royalty to New Bullion.

The parties to the New Utah Litigation entered into a stipulation as to the following matters:

1. The Court approval and deeming to be fair, subject to a Fairness Hearing by the Utah Division of Securities, of  the Reorganization and Exchange Offer Agreement.

2. The Court approval of the New Bullion plan to substitute shares of New Bullion for shares of Old Bullion as fair, and order the management of New Bullion to exchange their rights as former shareholders of Old Bullion for shares of New Bullion pursuant to the New Bullion plan; order that New Bullion is then a successor to Old Bullion under the New Bullion Plan; and order that New Bullion proceed with the Fairness Hearing procedure required pursuant to Utah Code Section 61-1-11.1 and the rules of the Utah Division of Securities promulgated thereunder, or to file a registration statement with the SEC and the Utah Division of Securities in connection with New Bullion’s proposal to issue shares of New Bullion to all other Old Bullion shareholders of record.

3. CCC shall assign, transfer, and convey to New Bullion any and all of its right, title and interest in and to any real property, personal property, mining claim or interest, royalty right, money, tangible asset, intangible asset, goodwill, contact right or other asset of any type and kind that was owned or controlled by Old Bullion.

4. Old Bullion shall assign, transfer and convey to New Bullion any and all of its right, title, and interest in and to any real property, personal property, mining claim or interest, royalty rights, money, tangible asset, intangible asset, goodwill, contact right or other asset of any type and kind that was owned or controlled by Old Bullion.

5. Wayne E. Pearce, Peter Passaro, R. Don Morris, and James A. Morris, former directors of Old Bullion and current directors of New Bullion, shall assign, transfer and convey to New Bullion any and all of their right, title and interest in and to any real property, personal property, mining claim or interest, royalty right, money, tangible asset, intangible asset, goodwill, contact right or other asset of any type and kind that was owned or controlled by Old Bullion.

6. The RBSL Law Firm shall transfer and deliver to New Bullion any funds held by the RBSL Law Firm as receiver in the Nevada Litigation, less any amounts necessary to pay the RBSL Law Firm for its unpaid fees and expenses.

7.  Newmont shall transfer and deliver to New Bullion any all funds attributed to the Newmont Royalty proceeds.

8. New Bullion is entitled to any and all future Newmont Royalty proceeds arising in connection with the Newmont Royalty and such future Newmont Royalty proceeds shall be paid by Newmont directly to New Bullion.

9. The judgment of the court in the Utah Litigation shall be set aside and all Old Bullion assets shall be assigned, transferred and conveyed to New Bullion.

10. New Bullion shall assume all liabilities of Old Bullion and all liabilities of CCC relating to the Old Bullion assets, whether known or not known, whether now existing or hereafter arising.

11. New Bullion shall indemnify and hold harmless Newmont, its counsel, including Richard J. Mathews and RBSL Law Firm, from any liability arising from matters stipulated to pursuant to the terms of the Reorganization and Exchange Offer Agreement.

12 The majority shareholders of Old Bullion (Wayne E. Pearce, Peter Passaro, R. Don Morris, and James A. Morris) shall assign their Old Bullion rights and for shares of New Bullion pursuant to the New Bullion plan.

13. New Bullion shall immediately commence operations as the successor of Old Bullion.

14. That the reasonable costs and expenses of each of the parties in this litigation, including reasonable attorney’s fees, be paid for by New Bullion.

The Utah court in the New Utah Litigation issued an order approving the stipulation described above.  See the “Amended Stipulation for Judgment,” Exhibit No. 2.1, and the “Reorganization and Exchange Offer Agreement,” Exhibit A thereunder, incorporated herein by reference in the Exhibit Index, Part III, Item 13.

Fairness Hearing

On September 27, 2006, the Utah Division of Securities held a Fairness Hearing on the Reorganization Agreement and Exchange Offer approved by the Utah court in the New Utah Litigation, following notice of the hearing and the providing of information to all of the former shareholders of Old Bullion, which information had been submitted by New Bullion to the Utah Division of Securities in accordance with its rules and regulations.  The hearing officer determined that the Reorganization Agreement and Exchange Offer was fair; that the New Bullion shares of common stock could be issued in exchange for the Old Bullion shareholders’ rights in the dissolved Bullion; and the Utah Division of Securities issued a permit for the issuance of the registered securities of New Bullion to be issued under its order.   See Exhibit Nos. 2.2, 2.3 and 2.4 of the Exhibit Index, respectively, “Notice of Action to be Taken Without a Meeting of the Former Shareholders of Bullion Monarch Company and Information Statement and Exchange Offer,” “State of Utah, Department of Commerce, Securities Division, Permit Authorizing Issuance of Securities” and “Letter from the State of Utah, Department of Commerce, Division of Securities,” each incorporated herein by reference, in Part III, Item 13.

Based upon the foregoing, and in accordance with Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), and the general rules and regulations of the SEC promulgated thereunder, shares of New Bullion common stock were issued to Old Bullion shareholders in exchange for their rights in Old Bullion, and New Bullion became a successor to Old Bullion.  The foregoing process was required because without this procedure or the filing of a registration statement by New Bullion covering the exchange of its shares of common stock for rights of former shareholders of Old Bullion, the issuance of the shares of New Bullion would have violated the registration provisions of Section 5 of the Securities Act and similar applicable provisions of the Utah Uniform Securities Act, Utah Code Section 61-1-1, et. seq.

Business

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Bullion, including, without limitation, (i) its ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond Bullion’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which Bullion conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, Bullion’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Bullion’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Bullion does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Business

Bullion is a natural resource company engaged in acquiring, exploring, leasing, joint venturing and selling mining properties.  Substantially all of Bullion’s operations are located in the Western United States.  Bullion continues to actively pursue its long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known deposits for development with joint-venture partners or sale to third parties.  Bullion locates and explores potential properties, with the idea of developing them to the point of production, while turning over the day to day operations to independent third parties.

Management believes, with current and anticipated royalty income, that Bullion is now in a position that will allow it to more aggressively explore and develop its current properties while looking for new opportunities in new properties and to further develop its oil shale extraction technology through its majority-owned subsidiary, EnShale.  Bullion royalty revenue from Newmont’s Leeville mine, which recently went into production, is expected to increase during fiscal 2008.  Information provided to Bullion by Newmont indicates that Newmont has reached two-thirds production capacity and will be in full production (3,200 tons per day) by year end 2007.  This production has the potential of generating royalty revenues to Bullion at current metal prices of approximately $2.5 to $3 million per year.  Based on current reserves reported by Newmont, this production may continue for the next six to eight years.  Newmont is continuing both underground and surface exploration to add to the gold reserves on this property.

Bullion also has a royalty interest in Bullion’s north pipeline 440 acre placer mine, operated by Nevada Rae Gold, Inc. (“Nevada Rae Gold”), which is in start-up production phase, and is projected to produce 2,400 yards per day.  Bullion will receive a minimum of $0.50 per yard or a 4% net royalty, whichever is greater, from this project.  If production goals are met, Bullion has the potential of receiving a minimum of $360,000 per year in royalty revenues.

On January 10, 2006, EnShale, Bullion’s majority-owned subsidiary, acquired a non-exclusive right to technology covered by U.S. Patent #6,709,573 from The Anthon Leon Smith and Rosalie Smith Revocable Living Trust.  The technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  The current patent was based upon prior work protected under U.S. Patent #4,725,350.  Patent protection on the older patent has expired and technology described there is now available as public art.  Subsequent to acquiring the non-exclusive license, EnShale engaged chemical engineering consultants at Combustion Resources, Inc. of Provo, Utah (“Combustion Resources”) to evaluate the process covered by the patent and plan for construction of a demonstration plant.  Analysis conducted under this contract concluded that the single independent claim of the current patent was the injection of liquid hydrocarbons into the process.  EnShale and its consultants have not determined what the exact benefits of this injection process will provide to the oil shale extraction process, so they have decided to proceed with a process that will build on the public art.  EnShale is in the process of engaging an engineering firm, Emery Energy Company, to further design, develop and construct a demonstration plant to test this technology for the commercial production of oil from oil shale; and EnShale is presently in the process of reviewing funding avenues for this purpose, including debt and equity financing.  Management believes that Bullion has accomplished major breakthroughs in the development of technology for the commercial processing and extraction of oil from oil shale rock that involves extracting oil from shale while using “clean coal” technology to provide the heat necessary for the process in a design that captures all of the greenhouse gases that contaminate the atmosphere.  Coal gasification is currently the leading candidate to be used as an external source of heat in the extracting of oil from oil shale; prior extraction processes did not use an external source of heat, but ignited the oil shale with a significant reduction in yield and quality of the final product.  The vertical integration in the process will also eliminate the requirement to build an associated refinery.  According to the United States Geological survey, there are approximately 2.1 trillion barrels of oil contained in the oil shale in the three states of Utah, Colorado and Wyoming, which is about two times the known world reserve of oil.

According to an article published in the Deseret Morning News, Sunday, June 10, 2007, “Oil shale – Colorado, Utah deposits rival OPEC reserve,” Bloomberg News, the two states of Colorado and Utah alone are believed to have as much oil in oil shale rock as all of the countries in the Middle East, combined.  U. S. oil shale deposits hold an estimated 1.5 trillion barrels of oil, while all 12 OPEC countries have a combined proved crude oil reserves of approximately 911 million barrels.  Exxon Mobil Corp., Chevron Corp. and Royal Dutch Shell are spending upwards of $100 million a year testing new methods to extract oil from oil shale, with a growing number of executives and analysts saying the new technologies being utilized and the persistently high prices of oil make these processes feasible.

Combined with its interest in oil shale extraction technology, Bullion has leased mineral rights from the State of Utah on 4,650 acres of state owned land in Eastern Utah.  Oil resources on this land are estimated to yield approximately 180,000 barrels per acre, and a total of somewhere around 666,841,000 recoverable barrels of shale oil.  This oil shale resource estimate was conducted by Gary D. Aho of Sage Geotech Inc., an independent and certified professional geologist and was based on his geologic experience, published reports and the resource work of the United States Geological survey and the Utah Trust Lands Map “Oil Shale Resource, Uintah County, Utah” by John Blake.

Management believes that oil shale development is a mining project, where oil shale has to be mined and processed as in typical mining projects.  Management sees a great need to exploit this resource to make the United States far less dependent on foreign oil.

Bullion is also attempting to acquire a larger interest in the Sumpter Oregon gold property in which it currently owns a minority interest.  Management is also currently entertaining offers from Kennecott Copper and others to explore its Ophir lead, silver and copper property located in Ophir, Utah; and it has had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of Bullion’s North Pipeline 440 Acre gold property.  Management is also contemplating Bullion’s own exploration program for this very promising project.

Bullion’s management believes that the environment for development of natural resources is strong as prices for metals and oil are at near all time highs.  Management looks forward to future growth and profitability.

EnShale Stock Ownership

The following table indicates the current ownership of EnShale:

Stock Ownership of EnShale, Inc.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock Common Stock	Bullion(1) R. Don Morris(2)	12,000,000 1,680,000	60.8% 8.4%
Common Stock Common Stock	James A. Morris(2) Robert D. Morris(2)	400,000 1,200,000	2.0% 6.0%
Common Stock	Peter Passaro(2)	400,000	2.0%
Common Stock	Wayne E. Pearce(2)	1,400,000	7.0%
Common Stock Common Stock	Rex L. Franson(2) Merrill C. Fisher(2)	1,720,000 1,200,000	8.6% 6.0%
Total		20,000,000	100%

(1) Acquired in exchange for License Agreement acquired for $500,000 on January 10, 2006, or approximately $0.033 per share.

(2) Acquired March 10, 2006, for services rendered of an aggregate value of $264,000 or approximately $0.033 per share.  R. Don Morris is the Chairman of the Board of EnShale; Rex L. Franson is the CEO; Wayne E. Pearce is a Vice President and Corporate Secretary; Merrill C. Fisher is a Vice President and Director; Robert D. Morris is Controller and a director; Peter Passaro is a founder; and James A. Morris is a founder.  All, with the exception of Merrill C. Fisher and Robert D. Morris are directors and executive officers of Bullion.

Risk Factors

The ownership of shares of common stock of Bullion is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this Annual Report prior to considering any investment in Bullion.

Risks Related To Bullion

Limited operations and continued losses.    Bullion has operated at a loss for much of its existence, with very limited operations in recent years. There can be no assurance that Bullion will ever operate at a profit.

Future financial results may fluctuate significantly.  As a result of its limited operations, Bullion cannot predict future revenues or operating results.  Management, however, does expect future revenues and operating results to fluctuate due to a combination of factors, including the costs of production, world prices for minerals and oil and other factors.  If Bullion has a shortfall in revenues in relation to its expenses, or if its expenses increase before its revenues do, then Bullion’s business for a particular period would be materially adversely affected.  Because of all of these factors and the other risks discussed in this section, management believes that Bullion’s quarterly and annual revenues, expenses and operating results likely will vary significantly in the future.

Additional financing requirements.  Bullion may be required to seek additional financing to fund its operations and carry out its business plan.  There can be no assurance that such financing will be available on acceptable terms, or at all.  Bullion does not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in its best interests.

No active public market for securities.  There is no active public market for Bullion common stock and no assurance that an active market will develop, or if developed, that it will be sustained, can be given. Bullion intends to have its common stock quoted on the OTCBB or Pink Sheets in the near future.  However, even if Bullion common stock is quoted on the OTCBB or the Pink Sheets, management does not expect to have significant trading activity during the foreseeable future.  You may not be able to liquidate your investment in Bullion should you need or desire to do so.

Bullion will not be successful unless it recovers precious metals and or oil from oil shale and sell them in U.S. or world markets.  Bullion’s success and possible growth will depend on its ability, or the ability of those companies in which it is in contract with, to recover precious metals or oil, process them and successfully sell them on U.S. and world markets. The success of this process is dependent on the spot market prices paid in relation to the costs of production. Bullion may not always be able to produce at a profit because it can maintain a level of control only over its costs and has no ability to control the world spot market prices.

The cost of acquisition, exploration, and development activities are substantial and there is no assurance that the returns from mining activities or oil shale development will justify commercial operations.  Bullion cannot be certain that its acquisition, exploration and development activities will be commercially successful. Substantial expenditures are required to acquire existing mineral and oil shale properties, to establish reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore or oil from the shale in the case of new properties and to develop the mining and processing facilities and infrastructure at any site chosen for mining or oil shale production. There can be no assurance that any mineral reserves, mineralized material or oil from oil shale acquired or discovered will be in sufficient quantities or adequate grade to justify commercial operations or that the funds required for development can be obtained on a timely basis.

The price of gold, other minerals and oil is known to fluctuate on a regular basis and the downturn in price could negatively impact our operations and cash flow. The price of gold, other minerals and oil is subject to fluctuations, which could adversely affect the realizable value of Bullion’s assets and potential future results of operations and cash flow.

Mining and oil shale activities are inherently hazardous and any exposure may exceed Bullion’s insurance limits or may not be insurable.  Mining and oil shale exploration, development and operating activities are inherently hazardous. Mineral exploration involves many risks that even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Operations in which Bullion has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or Bullion could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, Bullion could incur significant costs that could have a material adverse effect on its financial condition.

Since reserve calculations are only estimates, any material change may negatively affect the economic viability of our properties.  Reserve calculations are estimates only, subject to uncertainty due to factors including metal and oil prices and recoverability of metal and oil in the mining and mineral recovery process. There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore or oil and grades must be considered as an estimate only. In addition, the quantity of reserves and ore or oil may vary depending on metal or oil prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may negatively affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries, other metal or oil  recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Bullion’s operations are subject to strict environmental regulations that may result in added costs of operations and operational delays.  Exploration and development operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of Bullion’s planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect Bullion’s projects. Bullion is currently subject to environmental regulations with respect to its properties.

Bullion is subject to federal laws that require environmental assessments and bond/surety postings that add significant costs to our operations and delays in our projects.  The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by Bullion.

Changes in state laws, which are already strict and costly, can negatively effect our operations by becoming stricter and costlier.  At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety, and various permitting agencies.  Nevada state law requires the Plum Mining Company and the Gold Spring Placer Projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, Bullion is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Title claims against Bullion’s mining properties could require it to compensate parties, if successful, and divert management’s time from operations.  There may be challenges to Bullion’s title in the mineral properties in which it holds a material interest. If there are title defects with respect to any of its properties, Bullion might be required to compensate other persons or perhaps reduce its interest in the affected property.  Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration and development programs.

The requirements of being a public company may strain our resources and distract management.  As a public company, Bullion is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on Bullion’s systems and resources. The

Exchange Act requires that Bullion file annual, quarterly and current reports with respect to its business and financial condition. The Sarbanes-Oxley Act requires that Bullion maintain effective disclosure controls and procedures and internal controls for financial reporting. Bullion currently does not have an internal audit group. To maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on Bullion’s business, financial condition, results of operations and cash flows. In addition, Bullion will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and management cannot assure you that Bullion will be able to do so in a timely or cost effective fashion.

Bullion does not intend to pay cash dividends on its common stock in the near term and, consequently, your only opportunity to achieve a return on your investment is if the price of our stock appreciates.  Bullion does not plan to declare cash dividends on shares of its common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in Bullion will be if the market price of Bullion common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of Bullion common stock that will prevail in the market after this offering will ever exceed the price that you pay.

Bullion’s business depends on a limited number of key personnel, the loss of whom could negatively affect us.  Bullion’s officers are important to its success. If they become unable or unwilling to continue in their present positions, Bullion’s business and financial results could be materially negatively affected.

Shares eligible for public sale in the future could decrease the price of Bullion’s common shares and reduce our future ability to raise capital.   All shares issued in the Fairness Hearing will be freely transferable and will not be “restricted securities.”  Management anticipates that a market will exist for Bullion shares of common stock in the near future.  If a market is created, of which there can be no assurance, sales of substantial amounts of Bullion common stock in the public market could decrease the prevailing market price of Bullion common stock and its ability to raise equity capital in the future.

“Penny stock” rules may make buying or selling Bullion common stock difficult.  Bullion anticipates that if a market is eventually created in its common stock, the trading price will be at $5.00 or less per share. Securities that trade for $5.00 or less are subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Bullion’s securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and the current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Bullion’s securities, which could severely limit the market price and liquidity of its securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the SEC’s regulations concerning the transfer of penny stocks.  These requirements may restrict the ability of broker-dealers to sell Bullion common stock and may affect your ability to resell Bullion common stock.

Principal Products or Services and their Markets

Bullion presently provides no services and owns no products; however, it has acquired and is in the process of developing certain technology for the commercial extraction of oil from oil shale.  This technology is currently in the research and development stage, and substantial additional funding will be required to complete this research and development and to construct a demonstration plant to test this process.

Bullion is a natural resource company engaged in acquiring, exploring, leasing, joint venturing and selling mining properties.  Bullion continues to actively pursue its long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known deposits, for development with joint-venture partners or sale to third parties.  Bullion locates and explores potential properties, with the idea of developing them to the point of production, while turning over the day to day operation to independent third parties

Competitive Business Conditions and Competitive Position in the Mining and Oil Shale Industries Competition

Bullion competes with every major mining company for the acquisition of new mining properties. Bullion has limited resources and most companies with which Bullion competes have substantially greater resources, personnel and expertise.  Bullion’s competitive position in this industry is not considered to be significant.  However, the demand for precious metals is such that once a metal is produced it can be sold at an established market price which has made the exploration and production of such mineral resources, while highly speculative, highly lucrative.

Exxon Mobil Corp., Chevron Corp. and Royal Dutch Shell are among Bullion’s competitors in the extraction of oil from oil shale, among others.  Bullion’s competitive position in this industry is also not presently considered to be significant; however, that could change if the oil shale extraction process currently being developed by Bullion proves to be economically and commercially viable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

EnShale, Bullion’s majority-owned subsidiary, acquired a non-exclusive right to technology covered by U.S. Patent #6,709,573 from The Anthon Leon Smith and Rosalie Smith Revocable Living Trust for $500,000 on January 10, 2006.  The technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  The current patent was based upon prior work protected under U.S. Patent #4,725,350.  This license is subject to a 6% gross royalty, payment paid to the owners of the patented process, on all oil produced from the use of the patented process.  There are also gross margin royalty payments that could increase the total royalty to as much as 12%.  Current technology processes being developed by Bullion for the extraction of oil from oil shale rely only on the prior public art of the former patent that is in the public domain; any development of a process based upon that prior public art will not be subject to these royalty payments.  A copy of this License Agreement is filed as an Exhibit to this Annual Report and is incorporated herein by reference.  See Exhibit No. 10.2 in the Exhibit Index, Part III, Item 13.

Bullion has multiple royalty agreements with Newmont.  Bullion has a 3% net smelter return royalty dated April, 1990, on its Maggie property.  This property is not currently in operation, but is adjacent to the property in Newmont’s Gold Quarry Mine, which is a producing gold mine.  Bullion also has a royalty interest in its Big Jim property, which encompasses two of Newmont’s mines, the East Ore Body and the Leeville mine.  This royalty is a 1% gross smelter return as set forth in the Agreement dated May 10, 1979, between Bullion and Newmont

.

Bullion also has a royalty agreement with Nevada Rae Gold on its 440 Acres property, pursuant to a contract entered into in September of 2003 for the mining rights of the surface gravel.   The contract calls for a guaranteed royalty payment of $0.50 a yard or a production royalty of 4% net, whichever is greater.  Bullion has retained all rights to the hard rock minerals in the 440 Acres.

See the description of Bullions properties in Part I, Item 2.

Effect of Existing or Probable Governmental Regulations on the Business

General Mining and Oil Shale Requirements

Any Bullion United States mining and exploration or oil shale extraction activities will be subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive.

General Mining and Oil Share Environmental Requirements

Exploration and development operations in mining or oil shale extraction are subject to environmental regulations, which could result in additional costs and operational delays. All phases of Bullion’s planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect Bullion’s projects. Bullion is currently subject to environmental regulations with respect to its properties.

The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by Bullion.

At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety, and various permitting agencies.  Nevada state law requires the Plum Mining Company and the Gold Spring Placer Projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, Bullion is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

SEC and Sarbanes/Oxley Act

The integrated disclosure system for small business issuers adopted by the SEC in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.  Bullion is currently deemed to be a “small business issuer.”

Bullion is also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of Bullion at a special or annual meeting thereof or pursuant to a written consent will require Bullion to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

Bullion is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Cost and Effects of Compliance with Environmental Laws

Bullion is not currently engaged in any principal mining or exploration operations nor in any operations involving the extraction of oil from oil shale; accordingly, until any such operations are planned, it is not possible to estimate the cost or assess the effects of environmental compliance on any such operations.

Number of Total Employees and Number of Full Time Employees

Bullion presently has seven full time employees, including two officers.

Reports to Security Holders

You may read and copy any materials that Bullion files or has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the recent reports that Bullion has filed electronically with the SEC at their Internet site www.sec.gov.

Item 2. Description of Property

Bullion has the following interests in mineral properties and oil and gas leases.  Access is year round, except the Sumpter, Oregon property is only accessible by four-wheel drive during the winter months.

Commonwealth/Ophir:  This property is located in Tooele County, Utah, Township 5 North, Range 4, and is accessed via improved unpaved roads.  This property was purchased in two transactions during the 1970’s, and consists of a 100% interest in five patented claims located in Tooele County, Utah, the Commodore, Prince of Wales, Prince of Wales #2, Prince of Wales #4 and Prince of Wales #5 claims.  No operations have commenced on this property, and no estimates of the mineral deposits have been made.

Maggie Creek (Papa Claims):  This property is located in Eureka County, Nevada, seven miles north of Carlin and is accessed via improved paved roads.  Bullion’s interest in this property is limited to future three-percent (3%) royalty income from operations performed by others mining this property.  No operations have commenced on this property.  This property is just south of Newmont Mining’s Gold Quarry deposit. This property is not currently in operation but adjacent to this property is Newmont’s Gold Quarry mine, which is a producing gold mine.

North Pipe Line 440 Acres:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East, Mount Diablo Meridian more particularly described as the E ½ of Section 9, and the E ½ of the NW ¼ of Section 9, and the NW ¼ of the W ¼ of Section 9, and is accessed via improved paved roads.  This property was purchased on June 6, 1979.  Currently, a mining company (Nevada Rae Gold) has been given rights to mine gold from the placer deposits (top gravel layer).  Bullion has a guaranteed royalty on a sliding scale of $12,500 minimum annual royalty per year or $0.50 a yard production royalty or a production royalty of 4% net, whichever is greater.  No estimates have been made on the mineral deposits on the land.

Big Jim:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, and is accessed via improved paved roads.  The property is currently being mined by Newmont, and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  Full production is estimated to be reached in 2007.

Sumpter Oregon Gold Property.  Bullion owns approximately 1% of Gold Mountain Exploration and Development Company for a $28,000 investment in a gold mine with a 750,000 ounce drilled gold resource.  The property is located approximately seven miles north of Sumpter, Oregon, or 40 miles southwest of Baker City, Oregon.  No operations have commenced on this property.

ML50142:  The property covered under this mineral lease is located in Uinta County, Utah, T8S, R25E, SLB&M and is 1,278.04 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.

ML50145:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 866.47 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.

ML50146:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 1442.01 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.

ML50147:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R25E, SLB&M and is 200.9 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.

ML50148:  The property covered under this mineral lease is located in Uinta County, Utah, T11S, R25E, SLB&M and is 863.4 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.

Office Building.  In August, 2005, Bullion purchased an 1,850 square foot office building for $175,000.  This building is used by Bullion for its executive offices.  The building is located at 299 East 950 South, Orem, Utah.

Item 3. Legal Proceedings

See the headings “Utah Litigation.” “Nevada Litigation,” “New Utah Litigation” and “Fairness Hearing” of Part I, Item 1, for information about litigation in which Bullion has been involved during the past five years.

Bullion is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against Bullion. No director, executive officer or affiliate of Bullion or owner of record or beneficially of more than five percent of Bullion’s common stock is a party adverse to Bullion or has a material interest adverse to Bullion in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

See the heading “Fairness Hearing” of Part I, Item 1, for information about matters submitted to Bullion shareholders during the past two years; also see Exhibits Nos. 2.2. 2.3 and 2.4 in the Exhibit Index, Part III, Item 13.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Historically, there was an established public market for shares of common stock of Bullion in the Pink Sheet through November of 2002. There is currently no public market for Bullion common stock.  Management of Bullion will use its best efforts to have Bullion’s common stock quoted for trading on the over-the-counter market as soon as possible. Bullion intends to submit for listing on the OTC Bulletin Board of National Association of Securities Dealers, Inc. (the “NASD”) shortly after the date of this Annual Report. Bullion cannot ensure that it will be successful in obtaining quotations on the OTC Bulletin Board,  and no assurance can be given that any market for Bullion’s common stock will develop or be maintained.

For any market that develops for Bullion’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Bullion in accordance with Rule 144.   See the heading “Recent Sales of Unregistered Securities” of this Item below.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning Bullion that can be satisfied by Bullion filing and maintaining reports with the SEC on a current basis; limitations on the volume of “restricted securities” which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.  On June 22, 2007, the SEC proposed to reduce the Rule 144 one year holding period to six months, with comments on this and related changes to Rule 144 being due by September 7, 2007; there is no assurance that this shortened holding period for public resales of “restricted securities” under Rule 144 will be adopted or become law.

Holders

The number of record holders of Bullion’s common stock as of the date of this Annual Report is approximately 3,550, not including an indeterminate number who may hold shares in “street name.”

Dividends

Bullion has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of Bullion cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, Bullion’s ability to pay dividends on its securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

During the last three years, Bullion has issued the following unregistered securities:

To whom	Date	Number of shares	Consideration*
R. Don Morris	12/13/2006	4,378,962	Issued as debt relief for accrued officers compensation
Peter Passaro	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
James A. Morris	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
Wayne Pearce	12/13/2006	651,632	Issued as debt relief for accrued officers compensation

* At July 31, 2004, Bullion had accrued $777,000  in officer compensation for services rendered on or before July 31, 2004.  On December 31, 2006, Bullion resolved to issue 6,750,900 shares of its common stock that were “restricted securities” valued at $0.006 per share to relieve $40,505 in accrued officer compensation, and the remaining officer accrued compensation in the amount of $539,245 was forgiven by the officers.  In addition, Bullion agreed to pay the officers $197,250 in cash. As of April 30, 2006, Bullion had accrued $72,000 in officer compensation.  See Exhibit No. 2.1, and specifically Section 11 of Exhibit A thereof, with references to this arrangement in the Reorganization and Exchange Offer Agreement considered at the Fairness Hearing conducted by the Utah Division of Securities as outlined under the heading “Fairness Hearing” of Part I, Item 1.

Bullion issued all of these securities to persons who were “accredited investors” as that term is defined in Regulation D of the SEC; and each such investor had prior access to all material information about Bullion as each is and was then a director or executive officer.  Bullion believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Sales to “accredited investors” are preempted from state regulation.

Use of Proceeds of Registered Securities

Bullion had no proceeds from the sale of registered securities during the periods covered by this Annual Report or the fiscal periods reported in its consolidated financial statements that accompany this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

There have been no purchases of Bullion’s equity securities by it during the periods covered by this Annual Report or the fiscal periods reported in its consolidated financial statements that accompany this Annual Report.

As of April 30, 2006, 2005 and 2004, Bullion  had a total of 7,500 shares of its common stock held as treasury stock.  These shares were acquired on April 12, 1986, for $5,507.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Bullion, including, without limitation, (i) Bullion’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond Bullion’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which Bullion conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Bullion’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Bullion does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

General

Management believes there are adequate funds to continue current operations for the next 12 months. Information provided by Newmont indicated that royalty payments to Bullion from its Leeville mine would be approximately $1.2 million, for the fiscal year ended April 30, 2007, but were actually $1.35 million.  Newmont projects to be in full production (3,200 tons per day) by calendar year end 2007.  Revenues from Newmont, when in full production, are anticipated to be between $2.5 and $3 million per year.

Bullion expects production royalty payments from the North Pipeline 440 acre property to begin in late 2007.  Minimum royalty payments of $0.50 per yard of material processed are calculated to be approximately one $1,250 dollars per day or $350,000 a year, when projected operations reach 2,500 tons per day.

Current operating expense is expected to remain at approximately $50,000 per month or $600,000 per year.  Bullion will continue to look for and explore various mining opportunities.  The extent to which Bullion will be able to capitalize on the various ventures will depend on the available resources on hand.  EnShale, Bullion’s majority-owned subsidiary, is currently being funded by Bullion and required ongoing operations are calculated into Bullion’s operating expense.

EnShale requires additional capital to build and operate a pilot plant to test proprietary research and development technology on the extraction of oil from oil shale.  Studies are currently underway to determine the amount of funding that is required to be raised.  EnShale is evaluating various possibilities to raise the funding necessary to construct a pilot plant by 2008, in debt, equity, a combination of debt and equity, joint ventures or other contractual arrangements.

Bullion does not expect to sell or dispose of any of its assets during the next 12 months; and no significant changes are anticipated in their number of employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended April 30, 2006 compared to the Years Ended April 30, 2005 and 2004

Bullion’s financial condition has undergone some significant changes from fiscal 2005 to fiscal 2006.  In fiscal 2006, Bullion was able to use a portion of its cash resources to purchase an office in Orem, Utah, for $175,000, which is utilized as its headquarters.  In fiscal 2006, Bullion also used a portion of its cash resources to acquire a patent for processing oil from oil shale.  Management was also able to secure five mineral leases in Uinta County, Utah, with an oil shale resource of an estimated 600 million barrels of oil.  Bullion organized EnShale to conduct research and development of the technology acquired and other technology that could be economically useful in the successful extraction of oil from oil shale.

Royalty revenues remained very similar during fiscal 2006, 2005 and 2004; however, Newmont has completed its production shaft in its Leeville mine on Bullion’s Big Jim property.  Newmont has indicated that processing of 2,300 tons a day has been achieved in fiscal 2007 and full production of 3,200 tons a day should be reached by the end of 2008.  If the price of gold continues at over $600 an ounce, Bullion’s royalty revenues should increase significantly.

Bullion’s liabilities decreased in fiscal 2006 as compared to fiscal 2005.  Bullion was able to pay accrued compensation in fiscal 2006 in the form of cash and securities, which decreased its liabilities.  The leases that Bullion was able to secure in Uinta County, Utah, were booked as long term liabilities.  These leases are renewable each year, and if market conditions change, Bullion could easily fail to renew the leases.

Expenses in fiscal 2006 increased by $460,977 from fiscal 2005.  Much of the increased expense was due to work on the oil shale patent technology.  Management expects the expenses in fiscal 2007 to be similar or less than they were in fiscal 2006.

For the fiscal year ended April 30, 2006, Bullion had royalty revenues of $444,375 compared to the fiscal year ended April 30, 2005, in the amount of $413,793.  Royalty revenues were $412,762 for the fiscal year ended April 30, 2004.  General and administrative expenses for the fiscal year ended April 30, 2006, were $811,286 compared to $350,309 for the fiscal year ended April 30, 2005.  General and administrative expenses were $136,075 for the fiscal year ended April 30, 2004.  These revenues resulted in an operating loss of $366,911 for the fiscal year ended April 30, 2006, compared to an operating income of $63,484 for the fiscal year ended April 30, 2005, and an operating income of $276,687 for the fiscal year ended April 30, 2004.  In the fiscal year ended April 30, 2006, Bullion had interest revenues of $951; a loss on forfeiture of property of $20,431; and a net loss allocated to the non-controlling interest of $139,723.  For the fiscal year ended April 30, 2005, Bullion had income from debt relief of $539,245.  For the fiscal year ended April 30, 2004, Bullion had none of these entries.  Bullion had a net loss from operations in the fiscal year ended April 30, 2006, of $246,668 compared to a net income from operations for the fiscal year ended April 30, 2005, of $602,729, and a net income of $276,687 for the fiscal year ended April 30, 2004.

Liquidity

Bullion had cash and cash equivalents of $290,959 as of April 30, 2006, and total current assets of $362,516; total current liabilities of $104,189; and a total stockholders’ equity of $1,312,268.

Off-Balance Sheet Arrangements

Bullion had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

Item 7. Financial Statements.

Bullion Monarch Mining, Inc.

Report of Independent Registered Public Accounting Firm & Financial Statements

April 30, 2006

Bullion Monarch Mining, Inc.

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of April 30, 2006 and 2005	27 - 28

Statements of Operations for the years ended April 30, 2006, 2005 and 2004	29

Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2006, 2005 and 2004	30

Statements of Cash Flows for the years ended April 30, 2006, 2005 and 2004	31

Notes to Consolidated Financial Statements	32 - 44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bullion Monarch Mining, Inc

Orem, Utah

We have audited the accompanying consolidated balance sheets of Bullion Monarch Mining, Inc. as of April 30, 2006 and 2005 [as restated], and the related consolidated statements of stockholders’ equity, operations, and cash flows for the years ended April 30, 2006, 2005 [as restated], and 2004 [as restated].  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Mining, Inc. as of April 30, 2006 and 2005 [as restated], and the results of operations and cash flows for the years ended April 30, 2006, 2005 [as restated], and 2004 [as restated], in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

May 11, 2007

BULLION MONARCH MINING, INC.

CONSOLIDATED BALANCE SHEETS

April 30, 2006 and 2005

	Consolidated 2006	Restated 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$290,959	$7,066
Royalty Receivables - Note 1	42,245	1,393,936
Employee Advances - Note 1	11,500	-
Short-term loans and advances - Note 1	17,812	-
Total Current Assets	362,516	1,401,002

Property and Equipment:
Property and Equipment, net - Note 1 & 9	224,106	-
Net Property and Equipment	224,106	-

Other Assets:
Mining Properties - Note 1 & 8	273,071	293,502
Mineral leases - Note 1 & 8	53,160	-
Investments - Note 1	28,000	28,000
Deferred Tax Asset - Note 2	214,500	214,500
Patent - Note 13	492,187	-
Net Other Assets	1,060,918	536,002
Total Assets	$1,647,540	$1,937,004

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED BALANCE SHEETS

[Continued]

April 30, 2006 and 2005

	Consolidated 2006	Restated 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$79,990	$33,251
Shareholder Loan - Note 3	2,674	21,567
Accrued Liabilities	17,733	54,000
Current Portion of Long-term Lease Obligation - Note 8	3,792	-
Accrued Officer Compensation	72,000	$269,250
Total Current Liabilities	176,189	378,068

LONG-TERM LIABILITIES
Long-term Lease Obligation - Note 8	$34,806	$-
Total Long-term Liabilities	34,806	-
Total Liabilities	$210,995	$378,068

Non-controlling interest	124,277	-

STOCKHOLDERS’ EQUITY
Preferred Stock - Par value $0.001,10,000,000 shares authorized No issued or outstanding	-	-
Common Stock - Par value $0.001, 100,000,000 shares Authorized 40,228,510 issued and outstanding	40,229	40,229
Additional Paid-in Capital	4,311,966	4,311,966
Less Treasury Stock - Note 4	(5,507)	(5,507)
Accumulated Deficit	(3,034,320)	(2,787,752)
Total Stockholders’ Equity	1,312,268	1,558,936
Total Liabilities and Stockholders’ Equity	$1,647,540	$1,937,004

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended April 30, 2006, 2005 and 2004

	Consolidated Year Ended April 30, 2006	Restated Year Ended April 30, 2005	Restated Year Ended April 30, 2004
Royalty Revenue	$444,375	$413,793	$412,762

General And Administrative Expense	831,717	350,309	136,075
Operating Income/(Loss)	(387,342)	63,484	276,687
Other Income/(Expense)
Income from debt relief	-	539,245	0
Interest Revenues	951	-	-
Total Other Income/(Loss)	951	539,245	-

Net Income/(Loss) Before Non-controlling Interest	(386,391)	602,729	276,687
Non-controlling Interest	139,723	-	-
Net Income/(Loss) Before Income Taxes	(246,668)	602,729	276,687
Provision/(Benefit) for Income Taxes	-	-	-
Net Income/(Loss) from Continuing Operations	$(246,668)	$602,729	$276,687
Net Loss Per Share-Basic and Diluted	(0.01)	0.02	0.01
Weighted Average Shares Outstanding	40,228,510	34,605,843	33,477,610

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended April 30, 2006, 2005 and 2004

	Preferred Shares		Preferred Stock		Common Shares	Common Stock	Treasury shares	Additional Paid in Capital	Accum. Deficit	Net Stockholders’ Equity
Balance, May 1, 2003		-		$-	33,477,610	$33,478	$(5,507)	$4,278,212	$(3,667,168)	$639,015
Net income for the year ended April 30, 2004 - Restated		-		-	-	-	-	-	276,687	276,687
Balance, April 30, 2004		-		-	33,477,610	33,478	(5,507)	4,278,212	(3,390,481)	915,702
Issuance of Stock for Debt Relief		-		-	6,750,900	6,751	-	33,754	-	40,505
Net income for the year ended April 30, 2005 - restated		-		-	-	-	-	-	602,729	602,729
Balance, April 30, 2005		-		-	40,228,510	40,229	(5,507)	4,311,966	(2,787,752)	1,558,936
Net income for the year ended April 30, 2006		-		-	-	-	-	-	(246,668)	(246,668)
Balance, April 30, 2006		-		$-	40,228,510	$40,229	$(5,507)	$4,311,966	$(3,034,420)	$1,312,268

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2006, 2005 and 2004

	Consolidated For the Year ended April 30, 2006	Restated For the Year ended April 30, 2005	Restated For the Year ended April 30, 2004
Cash Flows From Operating Activities:
Net Income	$(246,668)	$602,729	$276,687

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-controlling Interest	(139,723)	-	-
Depreciation	11,426	-	-
Amortization	7,813	-	-
Issuance of Stock for Officer Compensation in Subsidiary	264,000	-	-
Issuance of Stock for Debt Relief	-	40,505	-
(Gain)/Loss on Forfeiture of Property	20,431	-	-
(Increase)/Decrease in Accounts Receivable	1,351,690	(179,706)	(412,217)
(Increase)/Decrease in Employee Advances	(11,500)	-	-
(Increase)/Decrease in Short-term Loans	(17,812)	-	-
Increase/(Decrease) in Accounts Payable	46,740	(279)	33,530
Increase/(Decrease) in Accrued Liabilities	(36,267)	6,000	6,000
Increase/(Decrease) in Accrued Officer Compensation	(197,250)	(483,750)	96,000
Net Cash Provided by/(Used for) Operating Activities	1,052,880	(14,501)	-

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(235,532)	-	-
Purchase of Mineral Leases	(53,160)	-	-
Purchase of Patent Rights	(500,000)	-	-
Net Cash Provided by/(Used for) Investing Activities	(788,692)	-	-

Cash Flows From Financing Activities:
Payment of Related Party Notes	(18,893)	21,567	-
Proceeds from Issuance of Debt	38,598	-	-
Net Cash Provided by/(Used for) Financing Activities	19,705	21,567	-

Net Increase in Cash	283,893	7,066	-
Beginning Cash Balance	7,066	-	-
Ending Cash Balance	$290,959	$7,066	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$-	$-	$-
Cash paid during the year for interest	$-	$-	$-

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Bullion Monarch Mining, Inc. (Bullion) was organized under the laws of the State of Utah on November 16, 2004.  The Company was organized to engage in any lawful activity.  On March 31, 2005, the Third District Court in Salt Lake County, State of Utah, approved a plan by which Bullion Monarch Mining, Inc. shares would be exchanged with the shares of Bullion Monarch Company, a previously dissolved corporation, for which Bullion Monarch Mining, Inc. obtained the rights and obligations of Bullion Monarch Company.  Accordingly, these financial statements contain operations of Bullion Monarch Company.

Bullion derives its revenues from exploring, acquiring and developing mining properties in the Western United States, Although the Company is willing to look everywhere, the Company  currently has interests in properties in Utah, Oregon and primarily in the State of Nevada.  The Company has been involved in mining in Nevada and more particularly in the Carlin Trend, for over 60 years.   The Company currently has two mines producing royalties in the Carlin Trend.

EnShale, Inc., a majority-owned subsidiary of Bullion Monarch Mining, Inc., is a Wyoming corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  This subsidiary is engaged in several activities associated with the extraction of oil from oil shale deposits in Eastern Utah.  There are three primary directions being pursued:  (1) acquisition of mineral rights, (2) technology development, and (3) fund-raising to support continuing operations.

 (b) Consolidation

For the purposes of financial disclosure, Bullion Monarch Mining, Inc. and EnShale, Inc. have been consolidated.  All intercompany transactions have been eliminated and a non-controlling interest has been recognized. (See Notes 7 & 11)

(c) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(d) Fair Values of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the carrying amount due to the short duration of these accounts.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

 NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Cash

For purposes of the statements of cash flows, the Company considers cash on deposit in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company had $290,959 in cash as of April 30, 2006. Of that amount, $148,911 is held in one account in a single bank.  This exceeds the Federal Deposit Insurance Corporation (FDIC) insured limit of $100,000 by $48,911.

(f) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Royalty revenue is recognized as earned; persuasive evidence of an agreement exists, as precious metals are mined, prices are fixed or determinable, and cash collections are reasonably assured.

(g) Royalty Receivables

Royalty receivables include certain amounts due from mining lessees.  The Company books the receivable once ore deposits have been mined and sold on the market.  The Company believes all amounts are fully collectible and therefore has not booked an allowance for doubtful accounts.

 (h) Short-term Loans and Employee Advances

Short-term loans consist of amounts due from two employees of the Company.  Each loan accrues interest at a rate of ten-percent (10%) per year.  The Company records notes receivable at the lower of cost or fair value. The Company charges off and expenses uncollectible accounts when management estimates no possibility of collecting the related receivable. The Company considers notes receivable to be past due or delinquent based on contractual payment terms. Employee advances consist of amounts due from the Company’s officers to be deducted through payroll.

(i) Investment

The Company owns 100,000 common shares of Gold Mountain Exploration and Development Company (Gold Mountain) which approximates a one-percent (1%) interest.  The Company accounts for this investment as “available-for-sale” and records it at fair market value with an associated adjustment, if necessary, as an unrealized gain or loss.  The unrealized gain or loss is based on the original cost of the security verses the current fair market value.  As of April 30, 2006, the recorded investment’s book value approximates fair market value and no unrealized gain or loss has been recorded because Gold Mountain has not yet began operations.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Property and Equipment, Mining Properties, Mineral Leases

Property and equipment is recorded at cost less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives ranging from three to five years and not to exceed 40 years for buildings.

The Company implemented SFAS 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The Company does not currently believe that it has any asset retirement obligations, and therefore has not booked any such obligation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal year ended April 30, 2006.

Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Property and Equipment, Mining Properties, Mineral Leases (Continued)

Mining Properties

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic production are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

(k) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes.  The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  See Note 2.

(m) Net Income (Loss) Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), the Company computes basic income (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock during the period using the treasury stock method.  Basic and diluted earnings per share are equal because the Company does not use stock options or other common share equivalents.

(n) Impact of New Accounting Standards

In May 2005, the FASB issued SFAS  154,  “Accounting  Changes  and Error Corrections.”  This  statement  replaces  APB Opinion  No. 20,  “Accounting Changes,”  and FASB  Statement  No. 3,  “Reporting  Accounting  Changes  in Interim Financial  Statements.”  Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting  principle,  unless it is impracticable to determine the  period-specific  effects or the cumulative  effect of the change. Such an exchange has commercial  substance if the future cash flows of  the  entity  are  expected  to  change  significantly  as a  result  of accounting  changes and  corrections  of error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Impact of New Accounting Standards

In February 2006, the FASB issued SFAS 155,  “Accounting for Certain Hybrid Financial  Instruments,” which amends SFAS 133,  “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the  accounting  for certain  derivatives  embedded in other financial  instruments  by allowing  them to be accounted for as a whole if the  holder  elects to  account  for the whole  instrument  on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is  effective  for all  financial  instruments acquired,  issued or subject to a  re-measurement  event occurring in fiscal years beginning  after  September 15, 2006 and is therefore  required to be adopted  by the  Company  as of  May  1,  2007.  The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

In March 2006,  the FASB  issued SFAS 156,  “Accounting  for  Servicing  of Financial  Assets,”  an  amendment  of SFAS  140.  This clarifies  when to separately  account for servicing rights,  requires  servicing rights to be separately  recognized  initially at fair value, and provides the option of subsequent  accounting  for servicing  rights at either fair value or under the  amortization  method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early.  The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  SFAS No. 157 is effective for us beginning May 1, 2008.  The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its  statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Impact of New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

NOTE 2 INCOME TAXES

Below is a summary of deferred tax asset calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized ..   The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased by $ 119,504 from a balance of $ 214,218 as of April 30, 2005.  Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $214,500, net of a valuation allowance of $334,367, as detailed below.

Deferred Tax Asset	2006	2005	2004
Net Operating Loss	$1,407,351	$1,100,931	$1,641,591
Federal	34.00%	34.00%	34.00%
State	5.00%	5.00%	5.00%

Gross Deferred Tax Asset	548,867	429,363	640,220
Valuation Allowance	(334,367)	(214,863)	(425,720)
Net Deferred Tax Asset	214,500	214,500	214,500

The amount of valuation allowance attributable to Enshale, a subsidiary of the Company, was $82,563, for the period ended April 30, 2006.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 2 INCOME TAXES (CONTINUED)

Reconciliation between income taxes at the statutory tax rate (39%) and the actual income tax provision for continuing operations follows:

	2006	Restated 2005	Restated 2004
Expected Provision/(Benefit)(based on statutory rates)	$(96,200)	235,064	107,908
Effect of:
Deductible permanent differences	(23,303)	(24,207)	(24,146)
Increase/(Decrease) in valuation allowance	119,504	(210,857)	(83,762)
Total actual provision / (benefit)	$0	$0	$0

The Company has the following operating loss carryforwards available at April 30, 2006:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/1999	4/30/2019	88,563
4/30/2000	4/30/2020	119,807
4/30/2001	4/30/2021	83,314
4/30/2002	4/30/2022	809,247
4/30/2006	4/30/2026	306,420
Total NOL Carry forward		$1,407,351

The Company was able to utilize their Net Operating Loss carry forwards in 2004 and 2005.

NOTE 3 SHAREHOLDER LOAN/RELATED PARTY TRANSACTIONS

As of April 30, 2005, the Company had recorded a note payable to a shareholder for $21,567 for expenses the shareholder paid on behalf of the Company. The note was non-interest bearing and due on demand. As of April 30, 2006, the balance due to the shareholder was $2,674.

NOTE 4 TREASURY STOCK

As of April 30, 2006, 2005 and 2004, the Company had a total of 7,500 shares of common stock held as treasury stock.  These shares were acquired on April 12, 1986, for $5,507.

NOTE 5 CONCENTRATIONS

The Company is currently receiving most of their royalties from a single entity.  Should this entity experience any difficulties, the Company could be severely impacted including a loss of all material income.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 6 PREFERRED AND COMMON STOCK

The Company has 10,000,000 authorized shares of preferred stock at a par value of $0.001.  The preferred shares have rights and preferences as the Board of Directors shall determine.  To date, the Board of Directors has not established any rights or preferences.  There are no preferred shares issued or outstanding.  The Company has 100,000,000 common authorized shares at a par value of $.001. There are currently 40,228,510 common shares issued and outstanding.  The Company has treasury shares of 7,500 valued at $5,507.

NOTE 7 NON-CONTROLLING INTEREST

EnShale, Inc., a Wyoming Corporation, was organized under the laws of that state on July 11, 2005.  Bullion originally owned 100% of the subsidiary’s stock. On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale in lieu of compensation. The Company issued 8,000,000 shares of EnShale common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation. After the issuance of shares, Bullion’s percentage of ownership in EnShale stock decreased from 100% to 60%.

NOTE 8 MINING PROPERTIES AND MINERAL LEASES

Commonwealth/Ophir:  This property is located in Tooele County, Utah, Township 5 North, Range 4 and is accessed via improved unpaved roads.  This property was purchased in two transactions during the 1970s.  No operations have commenced on this property and no estimates of the mineral deposits have been made.

Maggie Creek:  This property is located in Eureka County, Nevada, seven (7) miles north of Carlin and is accessed via improved paved roads.  Bullion’s interest in this property is limited to future three-percent (3%) royalty income from operations performed by others mining this property.  No operations have commenced on this property.  The value of this property was derived from the exploration and development costs as described in Note 1(i) as well as the par value of stock issued to another company in exchange for their assets, of which the Maggie Creek property (jointly owned by Bullion and the other company) was the primary asset.

440 Acre – Long:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East and is accessed via improved paved roads.  This property was purchased on June 6, 1979.  Currently, a mining company has been given rights to mine gold from the placer deposits (top gravel layer).  Bullion has a guaranteed royalty on a sliding scale of $12,500 or $.50 a yard production royalty, whichever is greater.  No estimates have been made on the mineral deposits on the land.

Big Jim:  This property is located in Eureka County, Nevada, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  Full production is estimated to be reached in 2007.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 8 MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

ML50142:  The property covered under this mineral lease is located in Uinta County, Utah, T8S, R25E, SLB&M and is 1,278.04 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50145:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 866.47 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50146:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 1442.01 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50147:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R25E, SLB&M and is 200.9 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50148:  The property covered under this mineral lease is located in Uinta County, Utah, T11S, R25E, SLB&M and is 863.4 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

The total investment in mining properties will be amortized on a straight-line basis over the estimated life of the property unless other future factors indicate that amortization should be done on a different basis.  This straight-line basis has been chosen because of the relative insignificance of the current capitalized costs compared to potential units of production.  As of April 30, 2006, 2005, and 2004, no amortization has been reflected in the accompanying financial statements since such no amount has been determined to be significant and the Company has had limited operations.

The following table presents each property and its carrying value:

Property Name	Carrying Value
Maggie Creek	$22,211
440 Acre - Long	500
Commonwealth/Ophir	250,000
Big Jim	360
Total Mining Properties, at cost	$273,071

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 8 MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Mineral Leases

During 2006, the Company acquired five (5) oil shale mineral leases from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a ten (10)-year life with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During 2006, lease payments totaled $4,893.  The leases may be extended if the State chooses to grant an extension.  If the lease is extended, the following advanced annual minimum royalty payments are due on or before the anniversary date of the lease:

Year	Minimum Annual Royalty
11 thru 15	$10 per acre or part of acre
16 thru 20	$15 per acre or part of acre
21 and beyond	$20 per acre or part of acre

A production royalty is also owed to the State of five-percent (5%) of the market price of the minerals sold with a minimum royalty of one dollar ($1.00) is applicable.  The production royalty may be increased at one-percent (1%) per annum until a maximum of twelve- and-one half-percent (12½%) is reached. In 2006, no production royalties were accrued or paid because production on these properties has not commenced.

These leases, as they appear on the balance sheet, have been capitalized over ten (10) years, the expected life of the leases, at a discount rate of three-percent (3%).  At the time of payment, an amount will be allocated between the principal of the lease and interest expense.

The following is a schedule by years of future minimum lease payments extending beyond April 30, 2006:

Year ending April 30	Amount
2007	$3,792
2008	3,906
2009	4,023
2010	4,144
Thereafter	22,733
Total	$38,598

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 9 PROPERTY, PLANT, & EQUIPMENT

Equipment is stated at cost less accumulated depreciation and is summarized as follows:

Cost	Accumulated Depreciation	Net
Automobiles	$44,621	$7,457	$37,164
Building	140,000	2,543	137,457
Furniture & Fixtures	15,911	1,426	14,485
Land	35,000	-	35,000
Total Property and Equipment	$235,532	$11,426	$224,106

Depreciation expense was $11,426 in 2006.  No depreciation was taken in prior years because all property and equipment was purchased in 2006. The cost of repairs and maintenance is charged to operations as incurred.

NOTE 10 CORRECTION OF AN ERROR / RESTATEMENT

During the period ended April 30, 2006, the Company determined that the accounting for accrued officers’ compensation was improperly reported in prior periods.  For the years ended April 30, 2005, and 2004, the Company previously had not recorded an accrual for officers’ compensation in the amount of $96,000 per year for a total accrual of $192,000.

During March 2005, the Company also entered into an agreement with officers of the Company whereby the Company would issue shares of the Company’s common stock and the officers would forgive some of the compensation owed at the balance sheet date. The financials have been restated to account for this agreement. (Refer to Note 14 for further explanation).

The Company also determined that for the periods ended April 30, 2005, and 2004, the Company overstated the taxes payable account. The Company’s previous calculation did not account for all of the accrued officers’ compensation.

In addition, the Company also concluded that the original valuation allowance for the deferred tax asset had been too small. The Company re-evaluated their estimate for the allowance and determined that the Company needed to book a deferred tax asset. Thus, the Company determined that the financial statements needed to be restated to account for the above mentioned errors in reporting.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 10 CORRECTION OF AN ERROR / RESTATEMENT

The effect on certain line items of these prior period adjustments is set forth below:

	For the Year Ended 4/30/2005	For the Year Ended 4/30/2004
Net Income
As Previously Reported	$106,062	$281,146
Adjustment	498,322	(4,459)
Restated Amount	$604,384	$276,687

Basic & Diluted EPS
As Previously Reported	$0.01	$0.01
Adjustment	0.01	-
Restated Amount	$0.02	$0.01

Taxes Payable
As Previously Reported	$53,422	$91,541
Adjustment	(53,422)	(91,541)
Restated Amount	$-	$-

Accrued Officer Compensation
As Previously Reported	$657,000	$657,000
Adjustment	(387,750)	96,000
Restated Amount	$269,250	$753,000

Deferred Tax Asset
As Previously Reported	$-	$-
Adjustment	214,500	214,500
Restated Amount	$214,500	$214,500

NOTE 11 INTERCOMPANY TRANSACTIONS

As of April 30, 2006, EnShale Inc, a subsidiary of the Company, owed the Company $224,655. In addition, EnShale Inc. also owed the Company $6,654 in interest associated with the short-term loan. The Company loaned EnShale Inc. the cash so EnShale Inc. could cover some of its operating expenses. Both the short-term loan and interest expense on EnShale Inc.’s books were eliminated in the consolidation.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2006, 2005, and 2004

NOTE 12 ENVIRONMENTAL REMEDIATION OBLIGATIONS AND CONTINGENCIES

Given the nature of the Company’s operations, there is the potential that the Company may be held liable for environmental remediation particularly in regards to the mineral leases acquired during the year ended April 30, 2006.  In those lease arrangements, the Company is required to remove all improvements, equipment, etc. within six (6) months following the termination of the lease.  The property must also be restored and reclaimed according to applicable laws.  Because operations have not commenced on these and other properties where such an obligation exists, no accrual has been made for these contingencies; such an estimate for accrual cannot be made.  The Company will continue to evaluate the status of their operations and appropriately accrue liabilities.

NOTE 13 PATENT

During 2006, EnShale, Inc. entered into an agreement to purchase non-exclusive rights to a patent for $500,000.  The patent is amortized using the straight-line method over its estimated useful life of 16 years. Amortization expense was $7,813 in 2006.  No amortization expense was taken in prior years because the patent was purchased in 2006.

NOTE 14 DEBT FORGIVENESS

During March 2005, the Company entered into an agreement with the officers of the Company whereby the Company issued 6,750,900 shares of the Company’s common stock valued at $0.006 per share to relieve $40,505 in accrued officer’s compensation. In addition, the Company agreed to pay the officers $197,250 in cash. The officers in return forgave $539,245 in accrued compensation. As of April 30, 2006 the Company has accrued $72,000 in officers’ compensation.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8(A)T. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, Bullion carried out an evaluation, under the supervision and with the participation of its President and Secretary, of the effectiveness of its disclosure controls and procedures. Based on this evaluation, its President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including its President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Bullion’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and its President and Secretary have concluded that these disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, Bullion reviewed its internal controls over financial reporting, and there have been no changes in Bullion’s internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Bullion had no changes in internal control over financial reporting during the periods covered by this Annual Report.

Item 8(B). Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of Bullion. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
R. Don Morris	President &	1969	*
	Director	1969	*
Peter Passaro	Chairman of the Board	1991	*
James A. Morris	Secretary/Treasurer	1992	*
	Director	1992	*
Wayne E. Pearce	Director	1997	*
Rex L. Franson	Director	2005	*

*  These persons presently serve in the capacities indicated.

Business Experience

R. Don Morris is 63 years of age and has been a Director of Bullion since 1969.  Mr. Morris received a Bachelor of Science degree in Geology from Brigham Young University in 1966, and has worked for Bullion in various capacities since.  He has a lifetime of experience in mining.  He now serves as President and CEO of Bullion.

Peter Passaro is 61 years of age and has served on the Board of Directors of Bullion since May 1, 1991.  Mr. Passaro attended the University of Connecticut.  He was President and CEO of E&P Foundry for 19 years.  He sold his foundry business and has been employed as a consultant and director of Bullion since 1991.

Wayne E. Pearce is 71 years of age and has served on the Board of Directors of Bullion since 1997.  Mr. Pearce has been involved in the mining business for over 40 years.  He has consulted for Bullion since the early 1960’s.  Mr. Pearce received a degree from the University of Utah in Economics and Finance in 1961 and an MBA degree in 1963.  He recently retired as an instructor in Business Management from Brigham Young University, where he taught classes in investments, corporate finance and business management.  Mr. Pearce has worked as a consultant to Bullion since 1997.

James Andrew Morris is 39 years of age and is the Secretary/Treasurer of Bullion.  Mr. Morris is a graduate of Brigham Young University, receiving a Bachelor of Science degree in Business Management.  Mr. Morris is the manager for Eagle Home Mortgage located in Elko, Nevada, and he has worked as a director and consultant for Bullion since 1992.

Rex L. Franson is 53 years of age and was added to the Board of Directors of Bullion in January, 2006.  Mr. Franson graduated from Brigham Young University with a B.A. in economics in 1978, and from the University of Michigan with an M.A. in 1980.  He spent 17 years in the automobile business, including four years as an officer of Chrysler Corporation, where he served as President and C.O.O. of Chrysler Financial Corporation.  After leaving Chrysler, Mr. Franson held the position of Managing Director in the I.T. Support organization of Brigham Young University.

Significant Employees

Bullion has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships

R. Don Morris and James A. Morris are father and son, respectively.

Involvement in Certain Legal Proceedings

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of Bullion:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange

Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Simultaneously with the filing of this Annual Report, all directors and executive officers of Bullion will file Form 3’s reporting their beneficial ownership in Bullion as outlined in this Annual Report, along with Form 4’s respecting any dispositions of those shares.

Code of Ethics

Bullion adopted a Code of Ethics that is filed as Exhibit 14 to this Annual Report and is incorporated herein by reference.  See the Exhibit Index in Part III, Item 13.

Nominating Committee

During the Annual period ended April 30, 2006, there were no changes in the procedures by which security holders may recommend nominees to Bullion’s Board of Directors; and Bullion does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Bullion does not have an Audit Committee, and it is not required to have an Audit Committee; Bullion does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon  current operations. Management will assess whether an Audit Committee may be necessary in the future.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by Bullion for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
R. Don Morris President	2006 2005 2004	100,000 60,000 60,000						(1) (2)	100,000 60,000 60,000
James A. Morris Secretary	2006 2005 2004	6,000 12,000 12,000						(1) (2)	6,000 12,000 12,000
Peter Passaro Chairman of the Board	2006 2005 2004	6,000 12,000 12,000						(1) (2)	6,000 12,000 12,000
Wayne Pearce Director	2006 2005 2004	10,746 12,000 12,000						(1) (2)	10,746 12,000 12,000
Rex Franson Director	2006 2005 2004	21,161 0 0						(1) (2)	21,161 0 0

(1) See the heading “EnShale Stock Ownership” in Part I, Item I, specifically Note (2) to the Table “Stock Ownership of EnShale,” for information about compensation paid to directors, officers and others in the form of common stock of EnShale.  R. Don Morris received shares of Enshale valued at an aggregate of $55,440; James A. Morris received shares of Enshale valued at an aggregate of $13,200; Peter Passaro received shares of Enshale valued at an aggregate of $13,200; Wayne Pearce received shares of Enshale valued at an aggregate of $46,200; and Rex Franson received shares of Enshale valued at an aggregate of $56,760.

(2) The following “restricted securities” of Bullion were issued to these directors and officers during fiscal 2007:

To whom	Date	Number of shares	Consideration*
R. Don Morris	12/13/2006	4,378,962	Issued as debt relief for accrued officers compensation
Peter Passaro	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
James A. Morris	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
Wayne Pearce	12/13/2006	651,632	Issued as debt relief for accrued officers compensation

* At July 31, 2004, Bullion had accrued $777,000 in officer compensation for services rendered on or before July 31, 2004.  On December 31, 2006, Bullion resolved to issue 6,750,900 shares of its common stock that were “restricted securities” valued at $0.006 per share to relieve $40,505 in accrued officer compensation, and the remaining officer accrued compensation in the amount of $539,245 was forgiven by the officers under the Amended Stipulation for Judgment entered on March 31, 2005.  In addition, Bullion agreed to pay the officers $197,250 in cash. As of April 30, 2006, Bullion had accrued $72,000 in officer compensation.  See Exhibit No. 2.1, and specifically Section 11 of Exhibit A thereof, with references to this arrangement in the Reorganization and Exchange Offer Agreement considered at the Fairness Hearing conducted by the Utah Division of Securities as outlined under the heading “Fairness Hearing” of Part I, Item 1.

Outstanding Equity Awards

None; not applicable.

Compensation of Directors

See the Summary Compensation Table of this Item, above.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who were principal shareholders of Bullion’s common stock as of July 31, 2007.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	R. Don Morris	8,001,162	19.9%
Common Stock	James A. Morris	2,884,188	7.2%
Common Stock	Peter Passaro	3,303,794	8.2%
Total		14,189,144	35.3%

Security Ownership of Management

The following table sets forth the share holdings of Bullion’s directors and executive officers as of July 31, 2007:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	R. Don Morris (1)	8,001,167	19.9%
Common Stock	James A. Morris (2)	2,884,188	7.2%
Common Stock	Peter Passaro	3,303,794	8.2%
Common Stock	Wayne E. Pearce	1,407,225	3.4%
Common Stock	Rex L. Franson	-0-	-0-
Total		15,596,374	38.8%

(1) 1,600 shares are owned indirectly in the name of his spouse.

(2) 100,000 shares are owned indirectly in the names of his minor children (75,000 shares) and 25,000 in the name of his spouse.

All Directors and Officers in a Group

Five persons, who collectively own 15,596,374 shares or approximately 38.8% of the outstanding voting securities of Bullion.

Changes in Control

There are no agreements or arrangements which would result in a change in control of Bullion.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

Except as indicated below or under the headings “EnShale Stock Ownership,” in Part I, Item I, and “Recent Sales of Unregistered Securities,” in Part II, Item 5, and under Part II, Item 10 regarding compensation, there were no material transactions, or series of similar transactions, during Bullion’s last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which Bullion or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of Bullion’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to Bullion to own of record or beneficially more than five percent of any class of Bullion common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

The only transaction between related persons was a note payable to a shareholder for $21,567 for the expenses the shareholder paid on behalf of Bullion.  The note was non-interest bearing and due on demand.  The note was paid during the year ended April 30, 2006.

Parents of the Issuer

Bullion has no parent.

Transactions with Promoters and Control Persons

Except as indicated under the heading “Transactions with Related Persons” of this Item above, there were no material transactions, or series of similar transactions, during Bullion’s last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which Bullion or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of Bullion or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibit Index

Exhibit No.	Title of Document
2.1	Amended Stipulation for Judgment and Order and Judgment on Amended Stipulation
2.2	Exhibit A-Reorganization and Exchange Offer Agreement Notice of Action to be Taken Without a Meeting of the Former Shareholders of Bullion Monarch Company and Information Statement and Exchange Offer
2.3	State of Utah, Department of Commerce, Securities Division Permit Authorizing Issuance of Securities
2.4	Letter from the State of Utah, Department of Commerce, Division of Securities
3.1	Articles of Incorporation
3.2	By-Laws
10.1	Full Settlement and Release Agreement
10.2	License Agreement for use of Patent No. US 6,709,573 B2
14	Code of Ethics
21	Subsidiaries
31.1	302 Certification of R. Don Morris
31.2	302 Certification of James A. Morris
32	906 Certification
99.1	Nevada Litigation Stipulated Findings of Fact, Judgment and Decree
99.2	10-KSB Annual Report for the fiscal year ended April 30, 1996*

*          Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to Bullion by its principal accountants during the fiscal years ended April 30, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$12,939	$0
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$12,939	$0

Audit Fees:  Consists of fees for professional services rendered by our principal accountants for the audit of Bullion’s annual financial statements and review of the financial statements included in Bullion’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees:  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Bullion’s financial statements and are not reported under “Audit fees.”

Tax Fees: Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees:  Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Bullion has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, Bullion does require approval in advance of the performance of professional services to be provided to Bullion by its principal accountant. Additionally, all services rendered by Bullion’s principal accountant are performed pursuant to a written engagement letter between Bullion and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION MONARCH MINING, INC.

Date:	9/14/2007	By:	/s/R. Don Morris
R. Don Morris, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

BULLION MONARCH MINING, INC.

Date:	9/14/2007	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	9/14/2007	By:	/s/James A. Morris
James A. Morris
Secretary and Director
Date:	9/14/2007	By:	/s/Wayne E. Pearce
Wayne E. Pearce
Director