Form 10QSB
period 2006-07-31
BULLION MONARCH MINING, INC.
filed 2007-09-20
CIK 15288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-03896

BULLION MONARCH MINING, INC.

(Exact name of small business issuer as specified in its charter)

Utah	20-1885668
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

299 East 950 South

Orem, Utah 84058

(Address of Principal Executive Offices)

(801) 426-8111

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 31, 2007 - 40,228,510 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

July 31, 2006

Financial Statements Table of Contents

Page

Condensed Consolidated Balance Sheet – July 31, 2006 and April 30, 2006	4 - 5

Condensed Consolidated Statements of Operations for the three months ended July 31, 2006 and 2005	6

Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2006 and 2005	7
Notes to Condensed Consolidated Financial Statements	8

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2006 (Unaudited)	April 30, 2006 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$117,769	$290,959
Royalty Receivables	40,830	42,245
Employee Advances	17,200	11,500
Short-term loans	41,219	17,812
Total Current Assets	217,018	362,516

Property and Equipment:
Property and Equipment	235,532	235,532
Less: Accumulated Depreciation	(15,382)	(11,426)
Net Fixed Assets	220,150	224,106

Other Assets:
Mining Properties, at Cost	273,071	273,071
Mineral leases	53,160	53,160
Investments at Cost	28,000	28,000
Deferred Tax Asset	214,500	214,500
Patent	484,374	492,187
Net Other Assets	1,053,105	1,060,918
Total Assets	$1,490,273	$1,647,540

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2006 (Unaudited)	April 30, 2006 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$25,587	$79,990
Shareholder Loan	2,674	2,674
Accrued Liabilities	-	17,733
Current Portion of Long-term Lease Obligation	3,792	3,792
Accrued Officer Compensation	72,000	72,000
Total Current Liabilities	104,053	176,189

LONG-TERM LIABILITIES
Long-term Lease Obligation	$38,598	$38,598
Less: Current Portion of Long-term Lease Obligation	(3,792)	(3,792)
Total Long-term Liabilities	34,806	34,806
Total Liabilities	$138,859	$210,995

Non-controlling interest	105,633	124,277

STOCKHOLDERS' EQUITY
Preferred Stock - 10,000,000 shares authorized Par value $0.001 0 shares issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized par value $0.001, 40,228,510 shares issued and outstanding	40,229	40,229
Additional Paid-in Capital	4,311,966	4,311,966
Less Treasury Stock	(5,507)	(5,507)
Accumulated Deficit	(3,100,907)	(3,034,420)
Total Stockholders' Equity	1,245,781	1,312,268
Total Liabilities and Stockholders' Equity	$1,490,273	$1,647,540

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended July 31, 2006 and 2005

(Unaudited)

	For the Three Months Ended July 31, 2006	Restated For the Three Months Ended July 31, 2005
Royalty Revenue	$79,512	$74,278

General and Administrative Expenses	165,261	23,270
Operating Income/(Loss)	(85,749)	51,008

Other Income/(Expense)
Interest Revenues	618	-
Total Other Income/(Loss)	618	-

Net Income/(Loss) Before Non-controlling Interest	(85,131)	51,008
Net Loss to a Non-controlling Interest	18,644	-
Net Income/(Loss) Before Income Taxes	(66,487)	51,008

Provision/(Benefit) for Income Taxes	-	-
Net Income/(Loss)	$(66,487)	$51,008

Net Loss Per Share - Basic and Diluted	$(0.01)	$0.00
Weighted Average Shares Outstanding	40,228,510	40,228,510

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2006 and 2005

	For the Three Months Ended July 31, 2006	Restated For the Three Months Ended July 31, 2005
Cash Flows From Operating Activities:
Net Income/(Loss)	$(66,487)	$51,008
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Loss from Non-controlling Interest	(18,644)	-
Depreciation	3,956	782
Amortization	7,813	-
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Royalty Receivables	1,415	1,319,658
(Increase)/Decrease in Employee Advances	(5,700)	7,321
(Increase)/Decrease in Short-term Loans	(23,407)	-
Increase/(Decrease) in Accounts Payable	(54,403)	(23,727)
(Increase)/Decrease in Accrued Liabilities	(17,733)	(54,000)
Increase/(Decrease) in Accrued Officer Compensation	-	(139,250)
Net Cash Provided by/(Used for) Operating Activities	(173,190)	1,161,792

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	-	(44,621)
Net Cash Provided by/(Used for) Investing Activities	-	(44,621)

Cash Flows From Financing Activities:
Payment of Patent Rights	-	(100,000)
Net Cash Provided by/(Used for) Financing Activities	-	(100,000)

Net (Decrease) Increase in Cash	(173,190)	1,017,171
Cash at Beginning of Period-includes Attorney Trust account	290,959	7,067
Cash at the End of Period	$117,769	$1,024,238

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Purchase of Patent by Seller Finance	$-	$500,000

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2006

NOTE 1 - ORGANIZATION

Bullion Monarch Mining, Inc. was organized as a Utah corporation on November 16, 2004, for the purpose of exploring, acquiring and developing mining properties in the Western United States.  On March 31, 2005, the Third District Court in Salt Lake County, State of Utah, approved a plan by which Bullion Monarch Mining, Inc. shares would be exchanged with the shares of Bullion Monarch Company, a previously dissolved corporation, for which Bullion Monarch Mining, Inc. obtained the rights and obligations of Bullion Monarch Company.  Accordingly, these financial statements contain operations of Bullion Monarch Company.

EnShale, Inc., a majority-owned subsidiary of Bullion Monarch Mining, Inc., is a Wyoming Corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  For the purposes of financial disclosure, Bullion Monarch Mining, Inc. and EnShale, Inc. have been consolidated.  All intercompany transactions have been eliminated and a minority interest has been recognized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2006, are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the audited financial statements for the year ended April 30, 2006, and footnotes thereto included in Bullion Monarch Mining, Inc.’ Form 10-KSB Annual Report for April 30, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - CORRECTION OF AN ERROR / RESTATEMENT

During the period ended April 30, 2006, Bullion Monarch Mining, Inc. determined that the accounting for accrued officers’ compensation was improperly reported in prior periods.  For the years ended April 30, 2005, and 2004, Bullion Monarch Mining, Inc. previously had not recorded an accrual for officers’ compensation in the amount of $96,000 per year for a total accrual of $192,000.

Bullion Monarch Mining, Inc. also determined that for the periods ended April 30, 2005, and 2004, it overstated the taxes payable account. Bullion Monarch Mining, Inc.’s previous calculation did not account for all of the accrued officers’ compensation.

During March 2005, Bullion Monarch Mining, Inc. also entered into an agreement with its officers whereby it would issue 6,750,900 shares of Bullion Monarch Mining, Inc. common stock valued at $0.006 per share to relieve $40,505 in accrued officer’s compensation. In addition, the Company agreed to pay the officers $197,250 in cash. The officers in return forgave $539,245 in accrued compensation. The financials have been restated to account for this agreement.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2006

NOTE 3 - CORRECTION OF AN ERROR / RESTATEMENT [continued]

In addition, Bullion Monarch Mining, Inc. also concluded that the original valuation allowance for the deferred tax asset had been too small. It re-evaluated their estimate for the allowance and determined that it needed to book a deferred tax asset. Thus, Bullion Monarch Mining, Inc. determined that the financial statements needed to be restated to account for the above mentioned errors in reporting.

The effect on certain line items of these prior period adjustments is set forth below:

For the Three Months Ended July 31, 2005
Net Income
As Previously Reported	$38,615
Adjustment	12,393
Restated Amount	$51,008

Provision (Benefit) for Income Taxes
As Previously Report	$12,393
Adjustment	(12,393)
Restated Amount	$-

Basic & Diluted EPS
As Previously Reported	$0.00
Adjustment	-
Restated Amount	$0.00

Net Deferred Tax Asset
As Previously Reported	$-
Adjustment	214,500
Restated Amount	$214,500

Taxes Payable
As Previously Reported	$148,588
Adjustment	(148,488)
Restated Amount	$-

Accrued Officer Compensation
As Previously Reported	$546,639
Adjustment	(416,639)
Restated Amount	$130,000

Accumulated Deficit
As Previously Report	$(3,455,845)
Adjustment	719,101
Restated Amount	$(2,736,744)

Deferred Tax Liability
As Previously Reported	$8,768
Adjustment	(8,768)
Restated Amount	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended July 31, 2006, the Company advanced an employee $5,700. Employee advances consist of amounts due from the Company=s officers to be deducted through payroll.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Management of Bullion Monarch Mining, Inc. (“Bullion,” the “Company,” “we,” “our” and “us” and words of similar import) believes there are adequate funds to continue current operations for the next 12 months.  Information provided by Newmont indicated that royalty payments to Bullion from its Leeville mine would be approximately $1.2 million, for the fiscal year ended April 30, 2007, but were actually $1.35 million.  Newmont projects to be in full production (3,200 tons per day) by calendar year end 2007.  Revenues from Newmont, when in full production, are anticipated to be between $2.5 and $3 million per year.

We expect production royalty payments from our North Pipeline 440 property to begin in late 2007.  Minimum royalty payments of $0.50 per yard of material processed are calculated to be approximately one $1,250 dollars per day or $350,000 a year, when projected operations reach 2,500 tons per day.

Current operating expense is expected to remain at approximately $50,000 per month or $600,000 per year.  We will continue to look for and explore various mining opportunities.  The extent to which we will be able to capitalize on the various ventures will depend on the available resources on hand.  EnShale, our majority-owned subsidiary, is currently being funded by us and required ongoing operations are calculated into our operating expense.

EnShale, Inc. (“Enshale”) requires additional capital to build and operate a pilot plant to test proprietary research and development technology on the extraction of oil from oil shale.  Studies are currently underway to determine the amount of funding that is required to be raised.  EnShale is evaluating various possibilities to raise the funding necessary to construct a pilot plant by 2008, in debt, equity, a combination of debt and equity, joint ventures or other contractual arrangements.

We do not expect to sell or dispose of any of our assets during the next 12 months; and no significant changes are anticipated in our number of employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2006, compared to the Three Months Ended July 31, 2005

For the three months ended July 31, 2006, we had royalty revenues of $79,512 compared to July 31, 2005, royalty revenues of $74,278.  General and administrative expenses for the three months ended July 31, 2006, were $165,261 compared to $23,270 for the three months ended July 31, 2005, the increase was due to the fact that Bullion hired more employees and consultants to help with the development of the oil shale process.  These costs gave us a operating loss of $85,749 for the July 31, 2006, period compared to an operating income of $51,008 for the July 31, 2005, period.  In the three months ended July 31, 2006, we had interest revenues of $618, a net income to a non controlling interest of $18,644 with none of these items in the three months ended July 31, 2005.  We had a net loss in the three months ended July 31, 2006, of $66,487 compared to a net income for the three months ended July 31, 2005, of $51,008.

Liquidity

We had cash and cash equivalents of $117,769 as of July 31, 2006, with total current assets of $217,018; total current liabilities of $32,053; and a total stockholders' equity of $1,245,781.

Off-Balance Sheet Arrangements

We have had no off-balance sheet arrangements during the quarterly period ended July 31, 2006.

Forward Looking Statements.

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3(a)T. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarterly period ended July 31, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended July 31, 2006, we did not issued any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarterly period ended July 31, 2006.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of equity securities by us or any of our affiliates during the quarterly period ended July 31, 2006.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended July 31, 2006, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

(a) Exhibits and Exhibit Index.

Exhibit No.	Title of Document	Where filed
2.1	Amended Stipulation for Judgment and Order and Judgment on Amended Stipulation* Exhibit A-Reorganization and Exchange Offer Agreement	Annual Report on Form 10KSB for the year ended 4/30/2006
2.2	Notice of Action to be Taken Without a Meeting of the Former Shareholders of Bullion Monarch Company and Information Statement Exchange Offer*	Annual Report on Form 10KSB for the year ended 4/30/2006
2.3	State of Utah, Department of Commerce, Securities Division Permit Authorizing Issuance of Securities*	Annual Report on Form 10KSB for the year ended 4/30/2006
2.4	Letter from the State of Utah, Department of Commerce, Division of Securities*	Annual Report on Form 10KSB for the year ended 4/30/2006
3.1	Articles of Incorporation*	Annual Report on Form 10KSB for year ended 4/30/2006
3.2	By-Laws, as amended*	Annual Report on Form 10KSB for year ended 4/30/2006
10.1	Full Settlement and Release Agreement*	Annual Report on Form 10KSB for year ended 4/30/2006
10.2	Agreement between Bullion Monarch Company, Polar Resources Co, Universal Gas (Montana), Inc., Universal Explorations, Ltd., Lambert Management Ltd, and Eltel Holdings Ltd.*	Annual Report on Form 10KSB for year ended 4/30/2006
10.3	License Agreement for use of Patent No. US 6,709,573 B2*	Annual Report on Form 10KSB for year ended 4/30/2006
14	Code of Ethics*	Annual Report on Form 10KSB for year ended 4/30/2006
21	Subsidiaries*	Annual Report on Form 10KSB for year ended 4/30/2006
31.1	302 Certification of R. Don Morris
31.2	302 Certification of James A. Morris
32	906 Certification
99.1	Nevada Litigation Stipulated Findings of Fact, Judgment and Decree*	Annual Report on Form 10KSB for the year ended 4/30/2006
99.2	10-KSB Annual Report for the year ended April 30, 1996*	Annual Report on Form 10KSB for the year ended 4/30/1996

*Incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION MONARCH MINING, INC.

Date:	9/14/07	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	9/14/07	By:	/s/James A. Morris
James A. Morris
Secretary and Director
Date:	9/14/07	By:	/s/Wayne E. Pearce
Wayne E. Pearce
Director