Form 10QSB
period 2006-10-31
BULLION MONARCH MINING, INC.
filed 2007-09-20
CIK 15288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

October 31, 2006

Financial Statements Table of Contents

Page

Condensed Consolidated Balance Sheets – October 31, 2006 and April 30, 2006	4 - 5

Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2006 and 2005	6

Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2006 and 2005	7
Notes to Condensed Consolidated Financial Statements	8

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2006 (Unaudited)	April 30, 2006 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$15,272	$290,959
Royalty Receivables	145,881	42,245
Employee Advances	22,600	11,500
Short-term loans	102,892	17,812
Total Current Assets	286,645	362,516

Property and Equipment:
Property and Equipment	238,532	235,532
Less: Accumulated Depreciation	(19,339)	(11,426)
Net Fixed Assets	219,193	224,106

Other Assets:
Mining Properties, at Cost	273,071	273,071
Mineral leases	53,160	53,160
Investments at Cost	28,000	28,000
Deferred Tax Asset	214,500	214,500
Patent	476,561	492,187
Net Other Assets	1,045,292	1,060,918
Total Assets	$1,551,130	$1,647,540

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2006 (Unaudited)	April 30, 2006 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$33,989	$79,990
Shareholder Loan	2,674	2,674
Accrued Liabilities	-	17,733
Current Portion of Long-term Lease Obligation	3,792	3,792
Accrued Officer Compensation	72,000	72,000
Total Current Liabilities	112,455	176,189

LONG-TERM LIABILITIES
Long-term Lease Obligation	$38,598	$38,598
Less: Current Portion of Long-term Lease Obligation	(3,792)	(3,792)
Total Long-term Liabilities	34,806	34,806
Total Liabilities	$147,261	$210,995

Non-controlling interest	91,931	124,277

STOCKHOLDERS' EQUITY
Preferred Stock - 10,000,000 shares authorized Par value $0.001, 0 shares issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized par value $0.001, 40,228,510 shares issued and outstanding	40,229	40,229
Additional Paid-in Capital	4,311,966	4,311,966
Less Treasury Stock	(5,507)	(5,507)
Accumulated Deficit	(3,034,750)	(3,034,420)
Total Stockholders' Equity	1,311,938	1,312,268
Total Liabilities and Stockholders' Equity	$1,551,130	$1,647,540

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three  and Six Months Ended October 31, 2006 and 2005

(Unaudited)

	For the Three Months Ended Oct. 31, 2006	Restated For the Three Months Ended Oct. 31, 2005	For the Six Months Ended Oct. 31, 2006	Restated For the Six Months Ended Oct. 31, 2005
Royalty Revenue	$205,353	$101,272	$284,865	$175,550

General And Administrative Expense	153,313	124,444	318,574	147,714
Operating Income/(Loss)	52,040	(23,172)	(33,709)	27,836
Other Income/(Expense)
Interest Revenues	2,051	173	2,669	173
Interest Expense	(1,636)	-	(1,636)	-
Total Other Income/(Loss)	415	173	1,033	173

Net Income/(Loss) Before Non-controlling Interest	52,455	(22,999)	(32,676)	28,009
Net Loss to a Non-controlling Interest	13,702	-	32,346	-
Net Income/(Loss) Before Income Taxes	66,157	(22,999)	(330)	28,009
Provision/(Benefit) for Income Taxes	-	-	-	-
Net Income/(Loss)	$66,157	$(22,999)	$(330)	$28,009
Net Loss Per Share-Basic and Diluted	Nil	(0.01)	(0.01)	Nil
Weighted Average Shares Outstanding	40,228,510	40,228,510	40,228,510	40,228,510

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2006 and 2005

	For the Six Months Ended October 31, 2006	Restated For the Six Months Ended October 31, 2005
Cash Flows From Operating Activities:
Net Income/(Loss)	$(330)	$28,009
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Loss from Non-controlling Interest	(32,346)	-
Depreciation	7,913	3,851
Amortization	15,626	-
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Royalty Receivable	(103,636)	1,335,311
(Increase)/Decrease in Employee Advances	(11,100)	-
(Increase)/Decrease in Short-term Loans	(85,080)	(10,173)
Increase/(Decrease) in Accounts Payable	(46,001)	(20,198)
(Increase)/Decrease in Accrued Liabilities	(17,733)	(54,000)
Increase/(Decrease) in Accrued Officer Compensation	-	(206,928)
Net Cash Provided by/(Used for) Operating Activities	(272,687)	1,075,872

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(3,000)	(229,321)
Net Cash Provided by/(Used for) Investing Activities	(3,000)	(229,321)

Cash Flows From Financing Activities:
Purchase of Mineral Leases	-	(14,562)
Payments for Patent Rights	-	(200,000)
Net Cash Provided by/Used for) Financing Activities	-	(214,562)

Net (Decrease) Increase in Cash	(275,687)	631,989
Cash at Beginning of Period	290,959	7,067
Cash at the End of Period	$15,272	$639,056

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Purchase of Mineral Leases	$-	$53,160
Purchase of Patent Rights	$-	$500,000

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2006

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended October 31, 2006, are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the audited financial statements for the year ended April 30, 2006, and footnotes thereto included in Bullion Monarch Mining, Inc.’ Form 10-KSB Annual Report for April 30, 2006.

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

October 31, 2006

NOTE 3 CORRECTION OF AN ERROR / RESTATEMENT [continued]

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

The effect on certain line items of these prior period adjustments is set forth below:

	For the Three Months Ended Oct. 31, 2005	For the Six Months Ended Oct. 31, 2005
Net Income
As Previously Reported	$(2,971)	$35,644
Adjustment	(20,028)	(7,635)
Restated Amount	$(22,999)	28,009

General & Administrative Expenses
As Previously Reported	$105,291	$128,561
Adjustment	19,153	19,153
Restated Amount	$124,444	$147,714

Basic & Diluted EPS
As Previously Reported	$(0.00)	0.00
Adjustment	-	-
Restated Amount	$(0.00)	0.00

Net Deferred Tax Asset
As Previously Reported	$-	-
Adjustment	214,500	214,500
Restated Amount	$214,500	214,500

Provision (Benefit) for Income Taxes
As Previously Reported	$(875)	$11,518
Adjustment	875	(11,518)
Restated Amount	$-	$-

Taxes Payable
As Previously Reported	$148,139	148,139
Adjustment	(148,139)	(148,139)
Restated Amount	$-	-

Accrued Officer Compensation
As Previously Reported	$464,138	464,138
Adjustment	(392,138)	(392,138)
Restated Amount	$72,000	$72,000

Accumulated Deficit
As Previously Reported	$(3,458,816)	$(3,458,816)
Adjustment	699,073	699,073
Restated Amount	$(2,759,743)	$(2,759,743)

Deferred Tax Liability
As Previously Reported	$8,342	8,342
Adjustment	(8,342)	(8,342)
Restated Amount	$-	-

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended October 31, 2006, the Company advanced an employee $5,400. Employee advances consist of amounts due from the Company=s officers to be deducted through payroll.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended October 31, 2006, compared to the Three Months Ended October 31, 2005

For the three months ended October 31, 2006, we had royalty revenues of $205,353 compared to October 31, 2005, royalty revenues of $101,272.  General and administrative expenses for the three months ended October 31, 2006, were $153,313 compared to $124,444 for the three months ended October 31, 2005, which gave us a operating income of $52,040 for the October 31, 2006, period compared to an operating loss of $23,172 for the October 31, 2005, period.  In the three months ended October 31, 2006, we had interest revenues of $2,051, a net loss to a non- controlling interest of $13,702. For the three months ended October 31, 2005, we had interest revenues of $173.  We had a net income in the three months ended October 31, 2006, of $66,157 compared to a net loss for the three months ended October 31, 2005, of $22,999.

Six Months Ended October 31, 2006, compared to the Six Months Ended October 31, 2005

For the six months ended October 31, 2006, we had royalty revenues of $284,865 compared to October 31, 2005, royalty revenues of $175,550.  General and administrative expenses for the six months ended October 31, 2006, were $318,574 compared to $147,714 for the six months ended October 31, 2005, which gave us a operating loss of $33,709 for the October 31, 2006, period compared to an operating income of $27,836 for the October 31, 2005, period.  In the six months ended October 31, 2006, we had interest revenues of $2,669, a net loss to a non- controlling interest of $32,346.  For the six months ended October 31, 2005, we had interest revenues of $173.  We had a net loss in the six months ended October 31, 2006, of $330 compared to a net income for the six months ended October 31, 2005, of $28,009.

Liquidity

We had cash and cash equivalents of $15,272 as of October 31, 2006, with total current assets of $286,645; total current liabilities of $40,455; and a total stockholders' equity of $1,311,938.

Off-Balance Sheet Arrangements

We have had no off balance sheet arrangements during the quarterly period ended October 31, 2006.

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

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarterly period ended October 31, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended October 31, 2006, we did not issue any unregistered securities:

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarterly period ended October 31, 2006.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of equity securities by us or any of our affiliates during the quarterly period ended October  31, 2006.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 23, 2006, we provided our shareholders with an Information Statement and Exchange Offer regarding the Fairness Hearing between us and Bullion Monarch Company.  See Note 1 to our consolidated financial statements and Item 6 below, Exhibit 2.2.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended October 31, 2006, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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