Form 10QSB
period 2007-01-31
BULLION MONARCH MINING, INC.
filed 2007-09-20
CIK 15288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

January 31, 2007

Financial Statements Table of Contents

Page

Condensed Consolidated Balance Sheets – January 31, 2007 and April 30, 2006	4 - 5

Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2007 and 2006	7
Notes to Condensed Consolidated Financial Statements	8

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2007 (Unaudited)	April 30, 2006 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$522,886	$290,959
Royalty Receivables	118,024	42,245
Employee Advances	36,100	11,500
Short-term loans	104,767	17,812
Total Current Assets	781,777	362,516

Property and Equipment:
Property and Equipment	238,532	235,532
Less: Accumulated Depreciation	(23,445)	(11,426)
Net Fixed Assets	215,087	224,106

Other Assets:
Mining Properties, at Cost	273,071	273,071
Mineral leases	53,160	53,160
Investments at Cost	28,000	28,000
Deferred Tax Asset	214,500	214,500
Patent	468,748	492,187
Net Other Assets	1,037,479	1,060,918
Total Assets	$2,034,343	$1,647,540

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2007 (Unaudited)	April 30, 2006 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,619	$79,990
Shareholder Loan	2,674	2,674
Accrued Liabilities	48,415	17,733
Current Portion of Long-term Lease Obligation	3,906	3,792
Accrued Officer Compensation	72,000	72,000
Total Current Liabilities	129,614	176,189

LONG-TERM LIABILITIES
Long-term Lease Obligation	$34,806	$38,598
Less: Current Portion of Long-term Lease Obligation	(3,906)	(3,792)
Total Long-term Liabilities	30,900	34,806
Total Liabilities	$160,514	$210,995

Non-controlling interest	67,993	124,277

STOCKHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized Par value $0.001, 0 shares issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized par value $0.001, 40,228,510 shares issued and outstanding	40,229	40,229
Additional Paid-in Capital	4,311,966	4,311,966
Less Treasury Stock	(5,507)	(5,507)
Accumulated Deficit	(2,540,852)	(3,034,420)
Total Stockholders’ Equity	1,805,836	1,312,268
Total Liabilities and Stockholders’ Equity	$2,034,343	$1,647,540

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three  and Nine Months Ended January 31, 2007 and 2006

(Unaudited)

	For the Three Months Ended Jan. 31, 2007	For the Three Months Ended Jan. 31, 2006	For the Nine Months Ended Jan. 31, 2007	For the Nine Months Ended Jan. 31, 2006
Royalty Revenue	$708,225	$137,785	$993,090	$313,335

General And Administrative Expense	237,491	174,046	556,065	321,760
Operating Income/(Loss)	470,734	(36,261)	437,025	(8,425)
Other Income/(Expense)
Interest Revenues	387	361	3,056	534
Interest Expense	(1,161)	-	(2,797)	-
Total Other Income/(Loss)	(774)	361	259	534

Net Income/(Loss) Before Non-controlling Interest	469,960	(35,900)	437,284	(7,891)
Net Loss to a Non-controlling Interest	23,938	-	56,284	-
Net Income/(Loss) Before Income Taxes	493,898	(35,900)	493,568	(7,891)
Provision/(Benefit) for Income Taxes	-	-	-	-
Net Income/(Loss)	$493,898	$(35,900)	$493,568	$(7,891)
Net Loss Per Share-Basic and Diluted	0.01	(0.01)	0.01	(0.01)
Weighted Average Shares Outstanding	40,228,510	40,228,510	40,228,510	40,228,510

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2007 and 2006

	For the Nine Months Ended January 31, 2007	For the Nine Months Ended January 31, 2006
Cash Flows From Operating Activities:
Net Income/(Loss)	$493,568	$(7,891)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Loss from Non-controlling Interest	(56,284)	-
Depreciation	12,019	7,592
Amortization	23,439	-
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Royalty Receivable	(75,778)	1,343,233
(Increase)/Decrease in Employee Advances	(24,600)	(22,892)
(Increase)/Decrease in Short-term Loans	(86,955)	(15,483)
Increase/(Decrease) in Accounts Payable	(77,371)	3,734
(Increase)/Decrease in Accrued Liabilities	30,681	(54,000)
Increase/(Decrease) in Accrued Officer Compensation	-	(197,250)
Net Cash Provided by/(Used for) Operating Activities	238,719	1,057,043

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(3,000)	(234,215)
Net Cash Provided by/(Used for) Investing Activities	(3,000)	(234,215)

Cash Flows From Financing Activities:
Purchase of Mineral Leases	(3,792)	(14,562)
Purchase of Patent Rights	-	(200,000)
Net Cash Provided by/(Used for) Financing Activities	(3,792)	(214,562)

Net (Decrease) Increase in Cash	231,927	608,266
Cash at Beginning of Period	290,959	7,067
Cash at the End of Period	$522,886	$615,333

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Purchase of Mineral Leases	$-	$53,160
Purchase of Patent Rights	$-	$500,000

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

January 31, 2007

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended January 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the audited financial statements for the year ended April 30, 2006, and footnotes thereto included in Bullion Monarch Mining, Inc.’ Form 10-KSB Annual Report for April 30, 2006.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended January 31, 2007, the Company advanced an employee $13,500. Employee advances consist of amounts due from the Company=s officers to be deducted through payroll.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 2007 compared to the Three Months Ended January 31, 2006

For the three months ended January 31, 2007, we had royalty revenues of $708,225 compared to January 31, 2006, royalty revenues of $137,785.  General and administrative expenses for the three months ended January 31, 2007, were $237,491 compared to $174,046 for the three months ended January 31, 2006, which gave us an operating income of $470,734 for the January 31, 2007, period compared to an operating loss of $36,261 for the January 31, 2006, period.  In the three months ended January 31, 2007, we had interest revenues of $387 and interest expense of $1,161, a net loss to a non-controlling interest of $23,938. For the three months ended January 31, 2006, we had interest revenues of $361.  We had a net income in the three months ended January 31, 2007, of $493,898 compared to a net loss for the three months ended January 31, 2006, of $35,900.

Nine Months Ended January 31, 2007 compared to the Nine Months Ended January 31, 2006

For the nine months ended January 31, 2007, we had royalty revenues of $993,090 compared to January 31, 2006, royalty revenues of $313,335.  General and administrative expenses for the nine months ended January 31, 2007, were $556,065 compared to $321,760 for the nine months ended January 31, 2006, which gave us a operating income of $437,025 for the January 31, 2007, period compared to an operating loss of $8,425 for the January 31, 2006, period.  In the nine months ended January 31, 2007, we had interest revenues of $3,056 and interest expense of $2,797, a net loss to a non-controlling interest of $56,284.  For the nine months ended January 31, 2006, we had interest revenues of $534.  We had a net income in the nine months ended January 31, 2007, of $493,568 compared to a net loss for the nine months ended January 31, 2006, of $7,891.

Liquidity

We had cash and cash equivalents of $522,886 as of January 31, 2007, with total current assets of $781,777; total current liabilities of $57,614; and a total stockholders’ equity of $1,805,836.

Off-Balance Sheet Arrangements

We have had no off-balance sheet arrangements during the quarter ended January 31, 2007.

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

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarterly period ended January 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2007, we issued the following unregistered securities:

To whom	Date	Number of shares	Consideration
R. Don Morris	12/13/2006	4,378,962	Issued as debt relief for accrued officers compensation
Peter Passaro	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
James A. Morris	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
Wayne Pearce	12/13/2006	651,632	Issued as debt relief for accrued officers compensation

During March, 2005, we entered into an agreement with our officers whereby we agreed to issue 6,750,900 shares of our common stock valued at $0.006 per share to relieve $38,850 in accrued officer’s compensation. In addition, we agreed to pay our officers $197,250 in cash. These officers in return forgave $540,900 in accrued compensation. These shares were issued during the quarterly period ended January 31, 2007.

We issued all of these securities to persons who were “accredited investors” as that term is defined in Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Sales to “accredited investors” are preempted from state regulation.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarterly period ended January 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of equity securities by us or any of our affiliates during the quarterly period ended January 31, 2007.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended January 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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