Form 10KSB
period 2007-04-30
BULLION MONARCH MINING, INC.
filed 2007-09-20
CIK 15288

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2007

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

Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: April 30, 2007 - $1,352,801.

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

August 31, 2007:  Preferred stock – No shares outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format: Yes [  ] No [X]

TABLE OF CONTENTS

PART I 4

Item 1. Description of Business 4

Item 2. Description of Property 17

Item 3. Legal Proceedings 19

Item 4. Submission of Matters to a Vote of Security Holders 19

PART II 19

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  19

Item 6. Management’s Discussion and Analysis or Plan of Operation 21

Item 7. Financial Statements. 23

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  40

Item 8(A)T. Controls and Procedures 40

Item 8(B). Other Information 40

PART III 40

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  40

Item 10. Executive Compensation 42

Item 11. Security Ownership of Certain Beneficial Owners and Management 43

Item 12. Certain Relationships and Related Transactions 45

Item 13. Exhibits 46

Item 14. Principal Accounting Fees and Services 46

SIGNATURES 47

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

Copies of the current Articles of Incorporation and Bylaws of Bullion were filed as Exhibits to our 2006 Annual Report and are incorporated herein by reference.  See the Exhibit Index, Exhibit Nos. 3.1 and 3.2, respectively, in Part III, Item 13.

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

On August 24, 2004, the Nevada court issued an order approving a stipulation entered into by Newmont, Old Bullion, CCC and the Intervening Shareholders that provided for the following:

? $159,632.95 of the Newmont Royalty proceeds would be delivered by Newmont to the law firm of Robinson, Belaustegui, Sharp & Low, legal counsel for the Intervening Shareholders (the “RBSL Law Firm”), as receiver, to distribute such funds as agreed in the stipulation.

? The Nevada Litigation would be resolved in Nevada with notice of entry of judgment and decree.

? CCC would dismiss all claims it had against any party in the Nevada Litigation.

? CCC would obtain a court order setting aside the stipulated settlement agreement in full satisfaction of all claims and an order thereon that awarded the Bullion assets to CCC that was entered in the Utah Litigation discussed above.

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

? To obtain a court order approving the Reorganization and Exchange Offer Agreement.

? To obtain a court order requiring Newmont to deliver the entire Newmont Royalty to New Bullion.

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

The Utah court in the New Utah Litigation issued an order approving the stipulation described above.  See the “Amended Stipulation for Judgment,” Exhibit No. 2.1 to our 2006 10KSB Annual Report, and the “Reorganization and Exchange Offer Agreement,” Exhibit A thereunder, incorporated herein by reference in the Exhibit Index, Part III, Item 13.

Fairness Hearing

On September 27, 2006, the Utah Division of Securities held a Fairness Hearing on the Reorganization Agreement and Exchange Offer approved by the Utah court in the New Utah Litigation, following notice of the hearing and the providing of information to all of the former shareholders of Old Bullion, which information had been submitted by New Bullion to the Utah Division of Securities in accordance with its rules and regulations.  The hearing officer determined that the Reorganization Agreement and Exchange Offer was fair; that the New Bullion shares of common stock could be issued in exchange for the Old Bullion shareholders’ rights in the dissolved Bullion; and the Utah Division of Securities issued a permit for the issuance of the registered securities of New Bullion to be issued under its order.   See Exhibit Nos. 2.2, 2.3 and 2.4 attached to our 2006 10KSB Annual Report, respectively, “Notice of Action to be Taken Without a Meeting of the Former Shareholders of Bullion Monarch Company and Information Statement and Exchange Offer,” “State of Utah, Department of Commerce, Securities Division, Permit Authorizing Issuance of Securities” and “Letter from the State of Utah, Department of Commerce, Division of Securities,” each incorporated herein by reference, in Part III, Item 13.

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

Management believes that oil shale development is a mining project, where oil shale has to be mined and processed as is typical in mining projects.  Management sees a great need to exploit this resource to make the United States far less dependent on foreign oil.

Bullion is also attempting to acquire a larger interest in the Sumpter Oregon gold property in which it currently owns a non-controlling interest.  Management is also currently entertaining offers from Kennecott Copper and others to explore its Ophir lead, silver and copper property located in Ophir, Utah; and it has had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of Bullion’s North Pipeline 440 Acre gold property.  Management is also contemplating Bullion’s own exploration program for this very promising project.

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

(1) Acquired in exchange for License Agreement acquired for $400,000 on January 10, 2006, or approximately $0.033 per share.

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

Bullion will not be successful unless it recovers precious metals and or oil from oil shale and sells them in U.S. or world markets.  Bullion’s success and possible growth will depend on its ability, or the ability of those companies in which it is in contract with, to recover precious metals or oil, process them and successfully sell them on U.S. and world markets. The success of this process is dependent on the spot market prices paid in relation to the costs of production. Bullion may not always be able to produce at a profit because it can maintain a level of control only over its costs and has no ability to control the world spot market prices.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

EnShale, Bullion’s majority-owned subsidiary, acquired a non-exclusive right to technology covered by U.S. Patent #6,709,573 from The Anthon Leon Smith and Rosalie Smith Revocable Living Trust for $500,000 on January 10, 2006.  The technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  The current patent was based upon prior work protected under U.S. Patent #4,725,350.  This license is subject to a 6% gross royalty payment paid to the owners of the patented process, on all oil produced from the use of the patented process.  There are also gross margin royalty payments that could increase the total royalty to as much as 12%.  Current technology processes being developed by Bullion for the extraction of oil from oil shale rely only on the prior public art of the former patent that is in the public domain; any development of a process based upon that prior public art will not be subject to these royalty payments.  A copy of this License Agreement is filed as an Exhibit to our 2006 10KSB Annual Report and is incorporated herein by reference.  See Exhibit No. 10.2 in the Exhibit Index, Part III, Item 13.

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

As of April 30, 2007 and 2006, Bullion had a total of 7,500 shares of its common stock held as treasury stock.  These shares were acquired on April 12, 1986, for $5,507.

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

Current operating expense is expected to decrease at approximately $50,000 per month or $600,000 per year.  Bullion will continue to look for and explore various mining opportunities.  The extent to which Bullion will be able to capitalize on the various ventures will depend on the available resources on hand.  EnShale, Bullion’s majority-owned subsidiary, is currently being funded by Bullion and required ongoing operations are calculated into Bullion’s operating expense.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended April 30, 2007 compared to the Year Ended April 30, 2006

Royalty revenues increased substantially during fiscal 2007 compared to 2006.  Bullion received $1,352,801 in 2007 compared to $444,375 in fiscal 2006.  Bullion's largest revenue source is coming from the 1% royalty on Newmont's Leeville mine.  Newmont has increased production on Leeville and is therefore increasing their royalty payment to Bullion.  According to Newmont, they are nearing 2/3 production capacity and expect to be at full production by the end of calendar year 2007.  Bullion expects royalties on the Leeville mine to continue to increase until they reach full production.

Bullion’s liabilities decreased in fiscal 2007 from $210,995 to $178,705.  Bullion was able to pay accrued compensation in fiscal 2007 in the form of cash and securities, which decreased its other liabilities from $72,000 to $27,000.  The leases that Bullion was able to secure in Uinta County, Utah in 2006, were booked as long term liabilities.  These leases are renewable each year, and if market conditions change, Bullion could easily fail to renew the leases.

Expenses in fiscal 2007 increased by $77,659 from fiscal 2006.  Much of the increased expense was due to research and development expenses and an increase in general and administrative expenses.

For the fiscal year ended April 30, 2007, Bullion had royalty revenues of $1,352,801 compared to the fiscal year ended April 30, 2006, in the amount of $444,375.  General and administrative expenses for the fiscal year ended April 30, 2006, were $811,286 compared to $864,299 for the fiscal year ended April 30, 2007.  Bullion also had research and development expenses in the fiscal year ended 2007 of $24,646 compared to $0 in 2006.  These revenues resulted in an operating income of $463,856 for the fiscal year ended April 30, 2007, compared to an operating loss of $366,911 for the fiscal year ended April 30, 2006.  In the fiscal year ended April 30, 2007, Bullion had other income of $37,500, interest income of $4,016, interest expense of $1,161 and a net loss to a non-controlling interest of $86,712, compared to the fiscal year ended April 30, 2006, in which Bullion had interest income of $951 and a loss on forfeiture of property of $20,431; and a net loss allocated to the non-controlling interest of $139,723.  Bullion had a net income in the fiscal year ended April 30, 2007, of $640,168, compared to a net loss for the fiscal year ended April 30, 2006, of $246,668.

Liquidity

Bullion had cash and cash equivalents of $649,841 as of April 30, 2007, and total current assets of $803,811; total current liabilities of $120,805; and a total stockholders’ equity of $1,959,435.

Off-Balance Sheet Arrangements

Bullion had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

Item 7. Financial Statements.

Bullion Monarch Mining, Inc.

Report of Independent Registered Public Accounting Firm & Financial Statements

April 30, 2007

Bullion Monarch Mining, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bullion Monarch Mining, Inc

Orem, Utah

We have audited the accompanying balance sheet of Bullion Monarch Mining, Inc. as of April 30, 2007, and the related statements of stockholders’ equity, operations, and cash flows for the years ended April 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Mining, Inc. as of April 30, 2007, and the results of operations and cash flows for the years ended April 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

September 4, 2007

BULLION MONARCH MINING, INC.

CONSOLIDATED BALANCE SHEET

April 30, 2007

Consolidated 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$649,841
Royalty Receivables - Note 1	144,054
Prepaid expense	4,257
Short-term loans and advances - Note 1	5,659
Total Current Assets	803,811

Property, Plant and Equipment:
Property, Plant and Equipment, net - Note 1 & 9	223,481
Net Property and Equipment	223,481

Other Assets:
Mining Properties - Note 1 & 8	273,071
Mineral leases - Note 1 & 8	53,160
Investments - Note 1	90,500
Patent - Note 11	500,000
Accumulated Amortization	(39,063)
Deferred Tax Asset - Note 2	263,745
Net Other Assets	1,141,413
Total Assets	$2,168,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$13,711
Accrued Liabilities	103,188
Current Portion of Long-term Lease Obligation - Note 8	3,906
Accrued Officer Compensation - Note 10	27,000
Total Current Liabilities	147,805

LONG-TERM LIABILITIES
Long-term Lease Obligation - Note 8	30,900
Total Long-term Liabilities	30,900
Total Liabilities	178,705

Non-controlling interest - Note 6	37,565

STOCKHOLDERS’ EQUITY
Preferred Stock - Par value $0.001,10,000,000 shares authorized No issued or outstanding	-
Common Stock - Par value $0.001, 100,000,000 shares authorized 40,228,510 issued and outstanding	40,229
Additional Paid-in Capital	4,311,966
Less Treasury Stock - Note 3	(5,507)
Accumulated Deficit	(2,394,253)
Total Stockholders’ Equity	1,952,435
Total Liabilities and Stockholders’ Equity	$2,168,705

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended April 30, 2007 and 2006

	Consolidated Year Ended April 30, 2007	Consolidated Year Ended April 30, 2006
Royalty Revenues	$1,352,801	$444,375

Research & Development Expenses	24,646	-
General & Administrative Expense	864,300	831,717
Operating Income(Loss)	463,855	(387,342)
Other Income(Expense)
Other Income	37,500	-
Interest Income	4,016	951
Interest Expense	(1,161)	-
Total Other Income(Loss)	40,355	951

Net Income(Loss) Before Non-controlling Interest	504,210	(386,391)
Non-controlling Interest	86,712	139,723
Net Income(Loss) Before Income Taxes	590,922	(246,668)
Provision/(Benefit) for Income Taxes	(49,245)	-
Net Income(Loss)	$640,167	$(246,668)
Earnings (Loss) Per Share-Basic and Diluted	0.02	(0.01)
Weighted Average Shares Outstanding	40,228,510	40,228,510

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended April 30, 2007 and 2006

	Preferred Shares		Preferred Stock		Common Shares	Common Stock	Treasury shares	Additional Paid in Capital	Accum. Deficit	Net Stockholders’ Equity
Balance, April 30, 2005		-		-	40,228,510	40,229	(5,507)	4,311,966	(2,787,752)	1,558,936
Net income for the year ended April 30, 2006		-		-	-	-	-	-	(246,668)	(246,668)
Balance, April 30, 2006		-		-	40,228,510	40,229	(5,507)	4,311,966	(3,034,420)	1,312,268
Net income for the year ended April 30, 2007		-		-	-	-	-	-	640,167	640,167
Balance, April 30, 2007		-		$-	40,228,510	$40,229	$(5,507)	$4,311,966	$(2,394,253)	$1,952,435

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2007 and 2006

	For the Year ended April 30, 2007	For the Year ended April 30, 2006
Cash Flows From Operating Activities:
Net Income	$640,167	$(246,668)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-controlling Interest	(86,712)	(139,723)
Depreciation	16,125	11,426
Amortization	31,250	7,813
Issuance of Stock for Officer Compensation in Subsidiary	-	264,000
(Gain)/Loss on Forfeiture of Property	-	20,431
(Increase)/Decrease in Royalty Receivable	(101,808)	1,351,690
(Increase)/Decrease in Prepaid Expenses	(4,257)	-
(Increase)/Decrease in Employee Advances	11,500	(11,500)
(Increase)/Decrease in Short-term Loans	12,153	(17,812)
Increase/(Decrease) in Accounts Payable	(66,280)	46,740
Increase/(Decrease) in Deferred Tax Asset	(49,245)	-
Increase/(Decrease) in Accrued Liabilities	85,455	(36,267)
Increase/(Decrease) in Accrued Officer Compensation	(45,000)	(197,250)
Net Cash Provided by/(Used for) Operating Activities	443,348	1,052,880

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(15,500)	(235,532)
Purchase of Mineral Leases	-	(53,160)
Purchase of Available for Sale Securities	(62,500)	-
Purchase of Patent Rights	-	(500,000)
Net Cash Provided by/(Used for) Investing Activities	(78,000)	(788,692)

Cash Flows From Financing Activities:
Payment of Related Party Notes	(2,674)	(18,893)
Payment of Note Payable	(3,792)	-
Issuance of Debt	-	38,598
Net Cash Provided by/(Used for) Financing Activities	(6,466)	19,705

Net Increase in Cash	358,882	283,893
Beginning Cash Balance	290,959	7,066
Ending Cash Balance	$649,841	$290,959
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$-	$-
Cash paid during the year for interest	$1,161	$-

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Bullion Monarch Mining, Inc. (Bullion) was organized under the laws of the State of Utah on November 16, 2004.  The Company was organized to engage in any lawful activity.  On March 31, 2005, the Third District Court in the State of Utah approved a plan by which Bullion Monarch Mining, Inc. shares would be exchanged with the shares of Bullion Monarch Company, a previously dissolved corporation, for which Bullion Monarch Mining, Inc. obtained the rights and obligations of Bullion Monarch Company.  Accordingly, these financial statements contain operations of Bullion Monarch Company.

Bullion derives its revenues from exploring, acquiring and developing mining properties in the Western United States, Although we are willing to look everywhere, the Company  currently has interests in properties in Utah, Oregon and primarily in the State of Nevada.  The Company has been involved in mining in Nevada and more particularly in the Carlin Trend, for over 60 years.   The Company currently has two mines producing royalties in the Carlin Trend.

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

(b) Use of Estimates in Preparation of Financial Statements

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

 (c) Cash

For purposes of the statements of cash flows, the Company considers cash on deposit in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company had $649,841 in cash as of April 30, 2007. Of that amount, $398,161 exceeds the Federal Deposit Insurance Corporation (FDIC) insured limit of $100,000.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Consolidation

For the purposes of financial disclosure, Bullion Monarch Mining, Inc. and EnShale, Inc. have been consolidated.  All intercompany transactions have been eliminated and a non-controlling interest has been recognized. (See Notes 6 & 7)

(e) Revenue Recognition

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

(f) Royalty Receivables

Royalty receivables include certain amounts due from mining lessees.  The Company books the receivable once ore deposits have been mined and sold on the market.  The Company believes all amounts are fully collectible and therefore has not booked an allowance for doubtful accounts.  The Company charges off and expenses uncollectible accounts when management estimates no possibility of collecting the related receivable.  The Company considers royalty receivable to be past due or delinquent based on contractual payment terms.

 (g) Short-term Loans and Employee Advances

Short-term loans consist of amounts due from an unrelated non-officer of the Company.  The loan accrues interest at a rate of ten-percent (10%) per year.  The Company records short term loans at the lower of cost or fair value.

(h) Investments

The Company owns 100,000 common shares of Gold Mountain Exploration and Development Company (Gold Mountain) which approximates a one-percent (1%) interest.  The Company also owns 1,250,000 common shares of Sidney Resource Corporation Company which approximates less than a ten-percent (10%) interest. The Company accounts for these investments as “available-for-sale” and records each of the investments at fair market value with an associated adjustment, if necessary, as an unrealized gain or loss.  The unrealized gain or loss is based on the original cost of the security verses the current fair market value.  As of April 30, 2007, the recorded investments’ book values approximate fair market value and no unrealized gain or loss has been recorded.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (i) Property and Equipment, Mining Properties, Mineral Leases

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal year ended April 30, 2007.

Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Property and Equipment, Mining Properties, Mineral Leases (Continued)

Mining Properties

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic production are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

(j) Fair Values of Financial Instruments

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

(l) Net Income (Loss) Per Share

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

(m) Impact of New Accounting Standards

FIN No. 48 Accounting for Uncertainty in Income Taxes (July 2006)

Also known as Interpretation No. 48, this interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adoption of this interpretation.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Impact of New Accounting Standards (continued)

SFAS 156 Accounting for Servicing of Financial Assets (March 2006)

This statement is an amendment of SFAS 140.  This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006, but can be adopted early.  Currently, the Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

SFAS 157 Fair Value Measurements (September 2006)

This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  Currently, the adoption of SFAS 157 is not expected to have a material impact on the financial statements.

SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (September 2006)

This statement is an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its  statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (February 2007)

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

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 2 INCOME TAXES

Below is a summary of deferred tax asset calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized ..   The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets decreased by $ 200,565 from a balance of $ 334,367 as of April 30, 2006.  Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $263,745, net of a valuation allowance of $133,802, as detailed below.

Deferred Tax Asset	2007	2006
Net Operating Loss	$1,019,350	$1,407,351
Federal	34.00%	34.00%
State	5.00%	5.00%

Gross Deferred Tax Asset	397,547	548,867
Valuation Allowance	(133,802)	(334,367)
Net Deferred Tax Asset	263,745	214,500

Reconciliation between income taxes at the statutory tax rate (39%) and the actual income tax provision for continuing operations follows:

	2007	2006
Expected Provision/(Benefit)(based on statutory rates)	$230,459	$(96,200)
Effect of:
Deductible permanent differences	(79,139)	(23,304)
Increase/(Decrease) in valuation allowance	(200,565)	119,504
Total actual provision / (benefit)	$(49,245)	$0

The Company has the following operating loss carryforwards available at April 30, 2007:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/2002	4/30/2022	712,930
4/30/2006	4/30/2026	306,420
Total NOL Carry forward		$1,019,350

The Company was able to utilize their Net Operating Loss carry forwards in 2007.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 3 TREASURY STOCK

As of April 30, 2007, the Company had a total of 7,500 shares of common stock held as treasury stock.  These shares were acquired on April 12, 1986, for $5,507.

NOTE 4 CONCENTRATIONS

The Company is currently receiving most of their royalties from a single entity.  Should this entity experience any difficulties, the Company could be severely impacted including a loss of all material income.

NOTE 5 PREFERRED AND COMMON STOCK

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

NOTE 6 NON-CONTROLLING INTEREST

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

NOTE 7 INTERCOMPANY TRANSACTIONS

As of April 30, 2007, Enshale Inc, a subsidiary of the Company, owed the Company $399,385. In addition, Enshale Inc. also owed the Company $18,145 in interest associated with the short-term loan. The Company loaned Enshale Inc. the cash so Enshale Inc. could cover some of its operating expenses. Both the short-term loan and interest expense on Enshales Inc.’s books were eliminated in the consolidation.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

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

Leeville/Big Jim:  This property is located in Eureka County, Nevada, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  Full production is estimated to be reached in 2007.

ML50142:  The property covered under this mineral lease is located in Uinta County, Utah, T8S, R25E, SLB&M and is 1,278.04 acres.  Access to this location is via a dirt road.  The lease was purchased on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50145:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 866.47 acres.  Access to this location is via a dirt road.  The lease was purchased on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50146:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 1442.01 acres.  Access to this location is via a dirt road.  The lease was purchased on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50147:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R25E, SLB&M and is 200.9 acres.  Access to this location is via a dirt road.  The lease was purchased on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 8 MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

ML50148:  The property covered under this mineral lease is located in Uinta County, Utah, T11S, R25E, SLB&M and is 863.4 acres.  Access to this location is via a dirt road.  The lease was purchased on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

The total investment in mining properties will be amortized on a straight-line basis over the estimated life of the property unless other future factors indicate that amortization should be done on a different basis.  This straight-line basis has been chosen because of the relative insignificance of the current capitalized costs compared to potential units of production.  As of April 30, 2007 and 2006, no amortization was reflected in the accompanying financial statements since no amount was determined to be significant and the Company had limited operations.

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

A production royalty is also owed to the State of five-percent (5%) of the market price of the minerals sold with a minimum royalty of one dollar ($1.00) is applicable.  The production royalty may be increased at one-percent (1%) per annum until a maximum of twelve- and-one half-percent (12½%) is reached. In 2007 and 2006, no production royalties were accrued or paid because production on these properties has not commenced.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 8 MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

These leases, as they appear on the balance sheet, have been capitalized over ten (10) years, the expected life of the leases, at a discount rate of three-percent (3%).  At the time of payment, an amount will be allocated between the principal of the lease and interest expense.

The following is a schedule by years of future minimum lease payments extending beyond April 30, 2007:

Year ending April 30	Amount
2008	$3,906
2009	4,023
2010	4,144
2011	4,268
Thereafter	18,465
Total	$34,806

NOTE 9 PROPERTY, PLANT, & EQUIPMENT

Equipment is stated at cost less accumulated depreciation and is summarized as follows:

Cost	Accumulated Depreciation	Net
Automobiles	$47,621	$16,685	$30,936
Building	147,500	6,132	141,368
Furniture & Fixtures	20,911	4,734	16,177
Land	35,000	-	35,000
Total Property and Equipment	$251,032	$27,551	$223,481

Depreciation expense was $16,125 and $11,426 for the years ended 2007 and 2006, respectively.  The cost of repairs and maintenance is charged to operations as incurred.

NOTE 10 DEBT FORGIVENESS

During March 2005, the Company entered into an agreement with the officers of the Company whereby the Company issued 6,750,900 shares of the Company’s common stock valued at $0.006 per share to relieve $40,505 in accrued officer’s compensation. In addition, the Company agreed to pay the officers $197,250 in cash. The officers in return forgave $539,245 in accrued compensation. As of April 30, 2007, the Company has accrued $27,000 in officers’ compensation.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 11 PATENT

During 2006, EnShale, Inc. entered into an agreement to purchase non-exclusive rights to a patent for $500,000.  The patent is amortized using the straight-line method over its estimated useful life of 16 years. Amortization expense was $31,250 and $7,813 for 2007 and 2006, respectively.

The following is a listing of the estimated amortization expense for the next five years:

For the year ended 4/30/2008	$31,500
For the year ended 4/30/2009	31,500
For the year ended 4/30/2010	31,500
For the year ended 4/30/2011	31,500
For the year ended 4/30/2012	31,500

NOTE 12 ENVIRONMENTAL REMEDIATION OBLIGATIONS AND CONTINGENCIES

Because of the nature of the Company’s operations, there is the potential that the Company may be held liable for environmental remediation particularly in regards to the mineral leases acquired during the year ended April 30, 2006.  In those lease arrangements, the Company is required to remove all improvements, equipment, etc. within six (6) months following the termination of the lease.  The property must also be restored and reclaimed according to applicable laws.  Because operations have not commenced on these and other properties where such an obligation exists, no accrual has been made for these contingencies; such an estimate for accrual cannot be made.  The Company will continue to evaluate the status of their operations and appropriately accrue liabilities.

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

Rex L. Franson is 53 years of age and was added to the Board of Directors of Bullion in January, 2006.  Mr. Franson graduated from Brigham Young University with a B.A. in economics in 1978, and from the University of Michigan with an M.A. in 1980.  He spent 17 years in the automobile business, including four years as an officer of Chrysler Corporation, where he served as President and COO of Chrysler Financial Corporation.  After leaving Chrysler, Mr. Franson held the position of Managing Director in the I.T. Support organization of Brigham Young University.

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

Code of Ethics

Bullion adopted a Code of Ethics that is filed as Exhibit 14 to our 2006 10KSB Annual Report and is incorporated herein by reference.  See the Exhibit Index in Part III, Item 13.

Nominating Committee

During the Annual period ended April 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to Bullion’s Board of Directors; and Bullion does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Bullion does not have an Audit Committee, and it is not required to have an Audit Committee; Bullion does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by Bullion for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
R. Don Morris President	2007 2006 2005	150,000 100,000 60,000						(1) (2)	150,000 100,000 60,000
James A. Morris Secretary	2007 2006 2005	12,000 6,000 12,000						(1) (2)	12,000 6,000 12,000
Peter Passaro Chairman of the Board	2007 2006 2005	12,000 6,000 12,000						(1) (2)	12,000 6,000 12,000
Wayne Pearce Director	2007 2006 2005	58,470 10,746 12,000						(1) (2)	58,470 10,746 12,000
Rex Franson Director	2007 2006 2005	68,700 21,161 0						(1) (2)	68,700 21,161 0

(1) See the heading “EnShale Stock Ownership” in Part I, Item 1, specifically Note (2) to the Table “Stock Ownership of EnShale,” for information about compensation paid to directors, officers and others in the form of common stock of EnShale.  R. Don Morris received shares of Enshale valued at an aggregate of $55,440; James A. Morris received shares of Enshale valued at an aggregate of $13,200; Peter Passaro received shares of Enshale valued at an aggregate of $13,200; Wayne Pearce received shares of Enshale valued at an aggregate of $46,200; and Rex Franson received shares of Enshale valued at an aggregate of $56,760.

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

* At July 31, 2004, Bullion had accrued $777,000 in officer compensation for services rendered on or before July 31, 2004.  On December 31, 2006, Bullion resolved to issue 6,750,900 shares of its common stock that were “restricted securities” valued at $0.006 per share to relieve $40,505 in accrued officer compensation, and the remaining officer accrued compensation in the amount of $539,245 was forgiven by the officers under the Amended Stipulation for Judgment entered on March 31, 2005.  In addition, Bullion agreed to pay the officers $197,250 in cash. As of April 30, 2006, Bullion had accrued $72,000 in officer compensation.  See Exhibit No. 2.1 that was attached to our 2006 10KSB Annual Report, and specifically Section 11 of Exhibit A thereof, with references to this arrangement in the Reorganization and Exchange Offer Agreement considered at the Fairness Hearing conducted by the Utah Division of Securities as outlined under the heading “Fairness Hearing” of Part I, Item 1.

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

Item 13. Exhibits

Exhibit Index

Exhibit No.	Title of Document	Location if other than attached hereto
2.1	Amended Stipulation for Judgment and Order and Judgment on Amended Stipulation* Exhibit A-Reorganization and Exchange Offer Agreement	2006 10KSB Annual Report
2.2	Notice of Action to be Taken Without a Meeting of the Former Shareholders of Bullion Monarch Company and Information Statement and Exchange Offer*	2006 10KSB Annual Report
2.3	State of Utah, Department of Commerce, Securities Division Permit Authorizing Issuance of Securities*	2006 10KSB Annual Report
2.4	Letter from the State of Utah, Department of Commerce, Division of Securities*	2006 10KSB Annual Report
3.1	Articles of Incorporation*	2006 10KSB Annual Report
3.2	By-Laws*	2006 10KSB Annual Report
10.1	Full Settlement and Release Agreement*	2006 10KSB Annual Report
10.2	License Agreement for use of Patent No. US 6,709,573 B2*	2006 10KSB Annual Report
14	Code of Ethics*	2006 10KSB Annual Report
21	Subsidiaries*	2006 10KSB Annual Report
31.1	302 Certification of R. Don Morris
31.2	302 Certification of James A. Morris
32	906 Certification
99.1	Nevada Litigation Stipulated Findings of Fact, Judgment and Decree*	2006 10KSB Annual Report
99.2	10-KSB Annual Report for the fiscal year ended April 30, 1996*

*          Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to Bullion by its principal accountants during the fiscal years ended April 30, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$29,853	$12,939
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	41	0
Total Fees	$29,894	$12,939

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