Form 10KSB/A
period 2007-04-30
BULLION MONARCH MINING, INC.
filed 2007-09-20
CIK 15288

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A-1

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

August 31, 2007:  Preferred stock – No shares outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format: Yes [  ] No [X]

REASON FOR AMENDMENT

This filing is being amended because of EDGAR formatting that replaced bullets on pages 7 and 8 with ?'s.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Item 7. Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8(A)T. Controls and Procedures

Item 8(B). Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

Item 14. Principal Accounting Fees and Services

SIGNATURES

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