Form 10QSB
period 2007-07-31
BULLION MONARCH MINING, INC.
filed 2007-09-20
CIK 15288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

July 31, 2007

Financial Statements Table of Contents

Page

Condensed Consolidated Balance Sheets – July 31, 2007 and April 30, 2007	4 - 5

Condensed Consolidated Statements of Operations for the three months ended July 31, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2007 and 2006	7
Notes to Condensed Consolidated Financial Statements	8

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2007 (Unaudited)	April 30, 2007 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$676,743	$649,841
Royalty Receivables	146,160	144,054
Prepaid expenses	8,459	4,257
Short-term loans and Advances	5,785	5,659
Total Current Assets	837,147	803,811

Property and Equipment:
Property and Equipment	265,577	251,032
Less: Accumulated Depreciation	(31,944)	(27,551)
Net Fixed Assets	233,633	223,481

Other Assets:
Mining Properties, at Cost	273,071	273,071
Mineral leases	53,160	53,160
Investments	98,500	90,500
Patent	500,000	500,000
Less Accumulated Amortization	(46,875)	(39,063)
Deferred Tax Asset	220,431	263,745
Net Other Assets	1,098,287	1,141,413
Total Assets	$2,169,067	$2,168,705

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2007 (Unaudited)	April 30, 2007 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$10,009	$13,711
Accrued Liabilities	92,140	103,188
Current Portion of Long-term Lease Obligation	3,906	3,906
Accrued Officer Compensation	27,000	27,000
Total Current Liabilities	133,055	147,805

LONG-TERM LIABILITIES
Long-term Lease Obligation	$30,900	$30,900
Total Long-term Liabilities	30,900	30,900
Total Liabilities	$163,955	$178,705

Non-controlling interest	-	37,565

STOCKHOLDERS' EQUITY
Preferred Stock - 10,000,000 shares authorized Par value $0.001 0 shares issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized par value $0.001, 40,228,510 shares issued and outstanding	40,229	40,229
Additional Paid-in Capital	4,311,966	4,311,966
Less Treasury Stock	(5,507)	(5,507)
Accumulated Deficit	(2,341,576)	(2,394,253)
Total Stockholders' Equity	2,005,112	1,952,435
Total Liabilities and Stockholders' Equity	$2,169,067	$2,168,705

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended July 31, 2007 and 2006

(Unaudited)

	For the Three Months Ended July 31, 2007	For the Three Months Ended July 31, 2006
Royalty Revenue	$320,057	$79,512

General and Administrative Expenses	191,718	165,261
Research and Development	73,918	-
Operating Income/(Loss)	54,421	(85,749)

Other Income/(Expense)
Interest Income	4,005	618
Total Other Income/(Loss)	4,005	618

Net Income/(Loss) Before Non-controlling Interest	58,426	(85,131)
Non-controlling Interest	37,565	18,644
Net Income/(Loss) Before Income Taxes	95,991	(66,487)

Current Year Provision for Income/Franchise Taxes	43,314	-
Net Income/(Loss) from Operations	$52,677	$(66,487)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.01)
Weighted Average Shares Outstanding	40,228,510	40,228,510

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2007 and 2006

	For the Three Months Ended July 31, 2007	For the Three Months Ended July 31, 2006
Cash Flows From Operating Activities:
Net Income/(Loss)	$52,677	$(66,487)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Non-controlling Interest	(37,565)	(18,644)
Depreciation	4,392	3,956
Amortization	7,812	7,813
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Royalty Payable	(2,106)	1,415
(Increase)/Decrease in Prepaid Expenses	(4,202)	-
(Increase)/Decrease in Employee Advances	-	(5,700)
(Increase)/Decrease in Short-term Loans	(126)	(23,407)
(Increase)/Decrease in Deferred Tax Asset	43,314	-
Increase/(Decrease) in Accounts Payable	(3,702)	(54,403)
Increase/(Decrease) in Accrued Liabilities	(11,047)	(17,733)
Net Cash Provided by/(Used for) Operating Activities	49,447	(173,190)

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(14,545)	-
Purchase of Mineral Leases	-	-
Purchase of Patent Rights	-	-
Purchase of Securities	(8,000)	-
Net Cash Provided by/(Used for) Investing Activities	(22,545)	-

Cash Flows From Financing Activities:
Payment of Related Party Notes	-	-
Proceeds from Issuance of Debt-acquisition of patent	-	-
Net Cash Provided by/(Used for) Financing Activities	-	-

Net (Decrease) Increase in Cash	26,902	(173,190)
Cash at Beginning of Period	649,841	290,959
	$676,743	$117,769

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

July  31, 2007

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the audited financial statements for the year ended April 30, 2007, and footnotes thereto included in Bullion Monarch Mining, Inc.’ Form 10-KSB Annual Report for April 30, 2007.

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

NOTE 3 NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

EnShale, Inc., a Wyoming Corporation, was organized under the laws of that state on July 11, 2005.  Bullion originally owned 100% of the subsidiary’s stock. On March 10, 2006, however, the Company agreed to issue shares to the officers of Enshale, Inc. in lieu of compensation. The Company issued 8,000,000 shares of Enshale, Inc. common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation. After the issuance of shares, Bullion’s percentage of ownership in Enshale, Inc. stock decreased from 100% to 60%.  EnShale, Inc. has a deficit in its stockholders’ equity.  Bullion has determined that losses in excess of the non-controlling interest would more likely than not be borne by Bullion.  Therefore, the Company reduced the loss allocated to the non-controlling interest by $2,450, from $40,015 that would have otherwise been allocated to the non-controlling interest, to $37,565.  Further Enshale, Inc.’s losses will not be allocated to the non-controlling interest until the deficit in stockholders’ equity has been eliminated.

As of July 31, 2007, Enshale Inc, a subsidiary of the Company, owed the Company $499,385. In addition, Enshale Inc. also owed the Company $23,178 in interest associated with the short-term loan. The Company loaned Enshale Inc. the cash so Enshale Inc. could cover some of its operating expenses. Both the short-term loan and interest expense on Enshale Inc.’s books were eliminated in the consolidation.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Management of Bullion Monarch Mining, Inc. (“Bullion,” the “Company,” “we,” “our” and “us” and words of similar import) believes there are adequate funds to continue current operations for the next 12 months.  Information provided by Newmont USA Limited, a Delaware corporation doing business as Newmont Mining Corporation (“Newmont”) from whom we receive royalty payments from its Leeville mine indicates that royalty payments will be approximately $2.5 to $3 million for the fiscal year ended April 30, 2008, assuming full production.  Newmont projects to be in full production (3,200 tons per day) by calendar year end 2007.

Production royalty payments from our North Pipeline 440 property are to begin in late 2007.  Minimum royalty payments of $0.50 per yard of material processed are calculated to be approximately one $1,250 dollars per day or $350,000 a year, when projected operations reach 2,500 tons per day.

Current operating expense is expected to remain at approximately $88,000 per month or $800,000 per year.  We will continue to look for and explore various mining opportunities.  The extent to which we will be able to capitalize on the various ventures will depend on the available resources on hand.  EnShale, our majority-owned subsidiary, is currently being funded by us and required ongoing operations are calculated into our operating expense.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2007, compared to the Three Months Ended July 31, 2006

For the three months ended July 31, 2007, we had royalty revenues of $320,057 compared to July 31, 2006, royalty revenues of $79,512.  Bullion's largest revenue source is coming from the 1% royalty on Newmonts Leeville mine.  Newmont has increased production on Leeville and is therefore increasing their royalty payment to Bullion.  According to Newmont, they are nearing 2/3 production capacity and expect to be at full production by the end of calendar year 2007.  Bullion expects royalties on the Leeville mine to continue to increase until they reach full production.  General and administrative expenses for the three months ended July 31, 2007, were $191,718 compared to $165,261 for the three months ended July 31, 2006; we also had research and development costs in the quarter ended July 31, 2007, of $73,918, which gave us an operating income of $54,421 for the July 31, 2007, period compared to an operating loss of $85,749 for the July 31, 2006, period.  In the three months ended July 31, 2007, we had interest income of $4,005 and a net loss to a non-controlling interest of $37,565; and for the three months ended July 31, 2006, we had interest income of $618 and a net loss to a non-controlling interest of $18,644.  We had a net income for the three months ended July 31, 2007, of $52,677, compared to a net loss for the three months ended July 31, 2006, of $66,487.

Liquidity

We had cash and cash equivalents of $676,743 as of July 31, 2007, with total current assets of $837,147; total current liabilities of $106,055; and a total stockholders' equity of $2,005,112.

Off-Balance Sheet Arrangements

We have had no off-balance sheet arrangements during the quarterly period ended July 31, 2007.

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

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarterly period ended July 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended July 31, 2007, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarterly period ended July 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of equity securities by us or any of our affiliates during the quarterly period ended July 31, 2007.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended July 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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

BULLION MONARCH MINING, INC.

Date:	9/17/07	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	9/17/07	By:	/s/James A. Morris
James A. Morris
Secretary and Director
Date:	9/17/07	By:	/s/Wayne E. Pearce
Wayne E. Pearce
Director