Form 10QSB/A
period 2007-07-31
BULLION MONARCH MINING, INC.
filed 2007-10-05
CIK 15288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB/A-1

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

EXPLANATION FOR AMENDMENT

The cover page of this 10-QSB is being amended to state that all reports required to be filed during the past 12 months have been filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION MONARCH MINING, INC.

Date:	10/4/07	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	10/4/07	By:	/s/James A. Morris
James A. Morris
Secretary and Director
Date:	10/4/07	By:	/s/Wayne E. Pearce
Wayne E. Pearce
Director

2