Form 10QSB
period 2007-10-31
BULLION MONARCH MINING, INC.
filed 2007-12-17
CIK 15288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: October 31, 2007 - 40,228,510 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

October 31, 2007

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2007 (Unaudited)	April 30, 2007 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$674,392	$649,841
Royalty Receivables	111,133	144,054
Prepaid expenses	78,072	4,257
Deposits	15,000	-
Short-term loans and Advances	5,910	5,659
Total Current Assets	884,507	803,811

Property and Equipment:
Property and Equipment	265,577	251,032
Less: Accumulated Depreciation	(36,369)	(27,551)
Net Fixed Assets	229,208	223,481

Other Assets:
Mining Properties, at Cost	273,071	273,071
Mineral leases	53,160	53,160
Investments	116,800	90,500
Patent	500,000	500,000
Less Accumulated Amortization	(54,688)	(39,063)
Deferred Tax Asset	172,766	263,745
Net Other Assets	1,061,109	1,141,413
Total Assets	$2,174,824	$2,168,705

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2007 (Unaudited)	April 30, 2007 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$26,858	$13,711
Accrued Liabilities	113,925	103,188
Current Portion of Long-term Lease Obligation	3,906	3,906
Accrued Officer Compensation	-	27,000
Total Current Liabilities	144,689	147,805

LONG-TERM LIABILITIES
Long-term Lease Obligation	$30,900	$30,900
Total Long-term Liabilities	30,900	30,900
Total Liabilities	$175,589	$178,705

Non-controlling interest	-	37,565

STOCKHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized Par value $0.001 0 shares issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized par value $0.001, 40,228,510 shares issued and outstanding	40,229	40,229
Additional Paid-in Capital	4,311,966	4,311,966
Less Treasury Stock	(5,507)	(5,507)
Accumulated Deficit	(2,347,453)	(2,394,253)
Total Stockholders’ Equity	1,999,235	1,952,435
Total Liabilities and Stockholders’ Equity	$2,174,824	$2,168,705

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three  and Six Months Ended October 31, 2007 and 2006

(Unaudited)

	For the Three Months Ended Oct. 31, 2007	For the Three Months Ended Oct. 31, 2006	For the Six Months Ended Oct. 31, 2007	For the Six Months Ended Oct. 31, 2006
Royalty Revenue	$435,675	$205,353	$755,732	$284,865

General And Administrative Expense	296,737	153,313	488,455	318,574
Research and Development Expenses	119,682	-	193,600	-
Operating Income/(Loss)	19,256	52,040	73,677	(33,709)
Other Income/(Expense)
Interest Income	4,932	2,051	8,937	2,669
Interest Expense	-	(1,636)	-	(1,636)
Other Income	17,600	-	17,600	-
Total Other Income/(Loss)	22,532	415	26,537	1,033

Net Income/(Loss) Before Non-controlling Interest	41,788	52,455	100,214	(32,676)
Non-controlling Interest	-	13,702	37,565	32,346
Net Income/(Loss) Before Income Taxes	41,788	66,157	137,779	(330)
Current Year Provision for Income/Franchise Taxes	(47,665)	-	(90,979)	-
Net Income/(Loss)	$(5,877)	$66,157	$46,800	$(330)
Net Loss Per Share-Basic and Diluted	$(0.01)	NIL	NIL	(0.01)
Weighted Average Shares Outstanding	40,228,510	40,228,510	40,228,510	40,228,510

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2007 and 2006

	For the Six Months Ended October 31, 2007	For the Six Months Ended October 31, 2006
Cash Flows From Operating Activities:
Net Income/(Loss)	$46,800	$(330)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Non-controlling Interest	(37,565)	(32,346)
Depreciation and Amortization Expense	24,443	23,539
Changes in Operating Assets and Liabilities:
(Increase)/Decrease in Royalty Receivables	32,921	(103,636)
(Increase)/Decrease in Deposits	(15,000)	-
(Increase)/Decrease in Prepaid Expenses	(73,816)	-
(Increase)/Decrease in Employee Advances	-	(11,100)
(Increase)/Decrease in Short-term Loans	(251)	(85,080)
(Increase)/Decrease in Deferred Tax Asset	90,979	-
Increase/(Decrease) in Accounts Payable	13,148	(46,001)
Increase/(Decrease) in Accrued Liabilities	10,737	(17,733)
Increase/(Decrease) in Accrued Officer Compensation	(27,000)	-
Net Cash Provided by/(Used for) Operating Activities	65,396	(272,687)

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(14,545)	(3,000)
Purchase of Securities	(26,300)	-
Net Cash Provided by/(Used for) Investing Activities	(40,845)	(3,000)

Cash Flows From Financing Activities:	-	-

Net (Decrease)/Increase in Cash	24,551	(275,687)
Cash at Beginning of Period	649,841	290,959
	$674,392	$15,272

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2007

NOTE 1 - ORGANIZATION

Bullion Monarch Mining, Inc. (the “Company”) was organized as a Utah corporation on November 16, 2004, for the purpose of exploring, acquiring and developing mining properties in the Western United States.  On March 31, 2005, the Third District Court in Salt Lake County, State of Utah, approved a plan by which the Company shares would be exchanged with the shares of Bullion Monarch Company, a previously dissolved corporation, for which the Company obtained the rights and obligations of Bullion Monarch Company.  Accordingly, these financial statements contain operations of Bullion Monarch Company.

EnShale, Inc., a majority-owned subsidiary of the Company, is a Wyoming Corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  For the purposes of financial disclosure, the Company and EnShale, Inc. have been consolidated.  All intercompany transactions have been eliminated and a non-controlling interest has been recognized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended October 31, 2007, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the audited financial statements for the year ended April 30, 2007, and footnotes thereto included in the Company’s Form 10-KSB Annual Report for the fiscal year ended April 30, 2007.

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

NOTE 3 NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

EnShale, Inc., a Wyoming Corporation, was organized under the laws of that state on July 11, 2005.  The Company originally owned 100% of the subsidiary’s stock. On March 10, 2006, however, the Company agreed to issue shares to the officers of Enshale, Inc. in lieu of compensation. The Company issued 8,000,000 shares of Enshale, Inc. common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation. After the issuance of shares, the Company’s percentage of ownership in Enshale, Inc. stock decreased from 100% to 60%.  EnShale, Inc. has a deficit in its stockholders’ equity.  The Company has determined that losses in excess of the non-controlling interest would more likely than not be borne by the Company.  Therefore, the Company reduced the loss allocated to the non-controlling interest by $61,460, from $99,025 that would have otherwise been allocated to the non-controlling interest, to $37,565.  Further Enshale, Inc.’s losses will not be allocated to the non-controlling interest until the deficit in stockholders’ equity has been eliminated.

As of October 31, 2007, Enshale Inc, a subsidiary of the Company, owed the Company $664,385. In addition, Enshale Inc. also owed the Company $28,157 in interest associated with the short-term loan. The Company loaned Enshale Inc. the cash so Enshale Inc. could cover some of its operating expenses. Both the short-term loan and interest expense on Enshale Inc.’s books were eliminated in the consolidation.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Management of Bullion Monarch Mining, Inc. (“Bullion,” the “Company,” “we,” “our” and “us” and words of similar import) believes there are adequate funds to continue current operations for the next 12 months.  Information provided by Newmont USA Limited, a Delaware corporation doing business as Newmont Mining Corporation (“Newmont”), from whom we receive royalty payments from its Leeville mine indicate that royalty payments will be approximately $2 to $2.5 million for the fiscal year ended April 30, 2008, assuming full production.  Newmont projects to be in full production (3,200 tons per day) by calendar year end 2007.

Production royalty payments from our North Pipeline 440 property are to begin in late 2007.  Minimum royalty payments of $0.50 per yard of material processed are calculated to be approximately one $1,250 dollars per day or $350,000 a year, when projected operations reach 2,500 tons per day.

Current operating expense is expected to remain at approximately $88,000 per month or $1,056,000 per year.  We will continue to look for and explore various mining opportunities.  The extent to which we will be able to capitalize on the various ventures will depend on the available resources on hand.  EnShale, Inc. (“Enshale”), our majority-owned subsidiary, is currently being funded by us and required ongoing operations are calculated into our operating expense.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended October 31, 2007, compared to the Three Months Ended October 31, 2006

For the three months ended October 31, 2007, we had royalty revenues of $435,675 compared to October 31, 2006, royalty revenues of $205,353.  Our largest revenue source is coming from the 1% royalty on Newmont’s Leeville mine.  Newmont has increased production on Leeville and is therefore increasing their royalty payment to us.  According to Newmont, it is nearing 2/3 production capacity and expects to be at full production by the end of calendar year 2007.  We expect royalties on the Leeville mine to continue to increase until they reach full production.  General and administrative expenses for the three months ended October 31, 2007, were $296,737 compared to $153,313 for the three months ended October 31, 2006; we also had research and development costs in the quarter ended October 31, 2007, of $119,682, which gave us an operating income of $19,256 for the October 31, 2007, period, compared to an operating income of $52,040 for the October 31, 2006, period.  In the three months ended October 31, 2007, we had interest income of $4,932, $17,600 in other income that gave us a net income before non-controlling interest of $41,788; and for the three months ended October 31, 2006, we had interest income of $2,051, interest expense of $1,636 and a net income before non-controlling interest of $52,455 and a loss allocated to non-controlling interest of $13,702.  We had a net loss for the three months ended October 31, 2007, after the current year provision for income/franchise taxes of $47,665, of $5,877, compared to a net income for the three months ended October 31, 2006, of $66,157.

Six Months Ended October 31, 2007, compared to the Six Months Ended October 31, 2006

For the six months ended October 31, 2007, we had royalty revenues of $755,732 compared to October 31, 2006, royalty revenues of $284,865.  Our largest revenue source is coming from the 1% royalty on Newmont’s Leeville mine.  General and administrative expenses for the six months ended October 31, 2007, were $488,455 compared to $318,574 for the six months ended October 31, 2006; we also had research and development costs in the six months ended October 31, 2007, of $193,600, which gave us an operating income of $73,677 for the October 31, 2007, period, compared to an operating loss of $33,709 for the October 31, 2006, period.  In the six months ended October 31, 2007, we had interest income of $8,937, $17,600 in other income and a net income before non-controlling interest of $100,214 and a loss allocated to non-controlling interest of $37,565; and for the six months ended October 31, 2006, we had interest income of $2,669, interest expense of $1,636, a net loss before non-controlling interest of $32,676 and a loss allocated to non-controlling interest of $32,346..  We had a net income for the six months ended October 31, 2007, after the current year provision for income/franchise taxes of $90,979, of $46,800, compared to a net loss for the six months ended October 31, 2006, of $330.

Liquidity

We had cash and cash equivalents of $674,392 as of October 31, 2007, with total current assets of $884,507; total current liabilities of $144,689; and a total stockholders’ equity of $1,999,235.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarterly period ended October 31, 2007.

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

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarterly period ended October 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended October 31, 2007, we did not issue any unregistered securities.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarterly period ended October 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of equity securities by us or any of our affiliates during the quarterly period ended October 31, 2007.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended October 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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

BULLION MONARCH MINING, INC.

Date:	12/17/07	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	12/17/07	By:	/s/James A. Morris
James A. Morris
Secretary and Director
Date:	12/17/07	By:	/s/Wayne E. Pearce
Wayne E. Pearce
Director