Form 10QSB
period 2008-01-31
BULLION MONARCH MINING, INC.
filed 2008-03-17
CIK 15288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: January 31, 2008 - 40,453,510 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

January 31, 2008

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2008 (Unaudited)	April 30, 2007 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$998,851	$649,841
Royalty Receivables	351,229	144,054
Prepaid expenses	12,936	4,257
Deposits	7,071	-
Short-term loans and Advances	6,036	5,659
Total Current Assets	1,376,123	803,811

Property and Equipment:
Property and Equipment	265,577	251,032
Less: Accumulated Depreciation	(40,794)	(27,551)
Net Fixed Assets	224,783	223,481

Other Assets:
Mining Properties, at Cost	273,071	273,071
Mineral leases	53,160	53,160
Investments	116,800	90,500
Patent	500,000	500,000
Less Accumulated Amortization	(62,834)	(39,063)
Deferred Tax Asset	-	263,745
Net Other Assets	880,197	1,141,413
Total Assets	$2,481,103	$2,168,705

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2008 (Unaudited)	April 30, 2007 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$12,593	$13,711
Taxes Payable	175,802	-
Accrued Liabilities	36,151	103,188
Current Portion of Long-term Lease Obligation	4,059	3,906
Accrued Officer Compensation	-	27,000
Total Current Liabilities	228,605	147,805

LONG-TERM LIABILITIES
Long-term Lease Obligation	$26,838	$30,900
Total Long-term Liabilities	26,838	30,900
Total Liabilities	$255,443	$178,705

Non-controlling interest	-	37,565

STOCKHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized Par value $0.001 0 shares issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized par value $0.001, 40,453,510 shares issued and outstanding	40,453	40,229
Additional Paid-in Capital	4,322,991	4,311,966
Less Treasury Stock	(17,739)	(5,507)
Accumulated Deficit	(2,120,045)	(2,394,253)
Total Stockholders’ Equity	2,225,660	1,952,435
Total Liabilities and Stockholders’ Equity	$2,481,103	$2,168,705

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three  and Nine Months Ended January 31, 2008 and 2007

(Unaudited)

	For the Three Months Ended January 31, 2008	For the Three Months Ended January 31, 2007	For the Nine Months Ended January 31, 2008	For the Nine Months Ended January 31, 2007
Royalty Revenue	$942,064	$708,225	$1,697,795	$993,090

General And Administrative Expense	258,041	237,491	754,308	556,065
Research and Development Expenses	239,267	-	425,054	-
Operating Income/(Loss)	444,756	470,734	518,433	437,025
Other Income/(Expense)
Interest Income	4,500	387	13,437	3,056
Interest Expense	(1,044)	(1,161)	(1,044)	(2,797)
Other Income	80	-	17,680	-
Total Other Income/(Loss)	3,536	(774)	30,073	259

Net Income/(Loss) Before Non-controlling Interest	448,292	469,960	548,506	437,284
Non-controlling Interest	-	23,938	37,565	56,284
Net Income/(Loss) Before Income Taxes	448,292	493,898	586,071	493,568
Current Year Provision for Income/Franchise Taxes	(220,884)	-	(311,863)	-
Net Income/(Loss)	$227,408	$493,898	$274,208	$493,568
Net Income Per Share-Basic and Diluted	$0.01	$0.01	$0.01	$0.01
Weighted Average Shares Outstanding	40,443,620	40,228,510	40,299,434	40,228,510

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2008 and 2007

	For the Nine Months Ended January 31, 2008	For the Nine Months Ended January 31, 2007
Cash Flows From Operating Activities:
Net Income/(Loss)	$274,208	$493,568
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Non-controlling Interest	(37,565)	(56,284)
Depreciation and Amortization Expense	37,013	35,458
Stock issued for Compensation & Legal fees	11,250	-
Changes in Operating Assets and Liabilities:

(Increase)/Decrease in Royalty Receivables	(207,175)	(75,778)
(Increase)/Decrease in Deposits	(7,071)	-
(Increase)/Decrease in Prepaid Expenses	(8,680)	-
(Increase)/Decrease in Employee Advances	-	(24,600)
(Increase)/Decrease in Short-term Loans	(377)	(86,955)
(Increase)/Decrease in Deferred Tax Asset	263,745	-
Increase/(Decrease) in Taxes Payable	175,802	-
Increase/(Decrease) in Accounts Payable	(1,117)	(77,371)
Increase/(Decrease) in Accrued Liabilities	(67,037)	30,681
Increase/(Decrease) in Accrued Officer Compensation	(27,000)	-
Net Cash Provided by/(Used for) Operating Activities	405,996	238,719

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(14,545)	(3,000)
Purchase of Securities	(26,300)	-
Purchase of Treasury Stock	(12,232)	-
Net Cash Provided by/(Used for) Investing Activities	(53,077)	(3,000)

Cash Flows From Financing Activities
Purchase of Mineral Leases	(3,909)	(3,792)
Net Cash Provided by/ (Used for ) Financing Activities	(3,909)	(3,792)

Net (Decrease)/Increase in Cash	349,010	231,927
Cash at Beginning of Period	649,841	290,959
Cash at End of Period	$998,851	$522,886

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,044	$2,797
Income Taxes	$-	$-

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

January 31, 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended January 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the audited financial statements for the year ended April 30, 2007, and footnotes thereto included in the Company’s Form 10-KSB Annual Report for the fiscal year ended April 30, 2007.

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

As of January 31, 2008, EnShale Inc, a subsidiary of the Company, owed the Company $864,385. In addition, EnShale Inc. also owed the Company $33,190 in interest associated with the short-term loan. The Company loaned EnShale Inc. the cash so EnShale Inc. could cover some of its operating expenses. Both the short-term loan and interest expense on EnShale Inc.’s books were eliminated in the consolidation.

NOTE 3 TREASURY STOCK

On January 28, 2008, the Company purchased 9,000 shares of common stock, for approximately $0.65 per share and 9,000 shares on January 31, 2008, for approximately $0.68 per share for an aggregate gross purchase price of $12,232.

NOTE 4 COMMON STOCK

On January 24, 2008, our Board of Directors approved a stock buyback program to repurchase up to $1,000,000 of our common stock with no minimum purchase required.  The buyback will be funded from free cash flow available to us from our royalties and will be carried out through December 31, 2009.

On November 5, 2007, the Company issued 225,000 shares of common stock at $.05 per share for compensation of $8,750 and legal fees of $2,500.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

SFAS 160.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

Production royalty payments from our North Pipeline 440 property began in late 2007.  Minimum royalty payments of $0.50 per yard of material processed are calculated to be approximately $1,250 dollars per day or $350,000 a year, when projected operations reach 2,500 tons per day.

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

On January 24, 2008, our Board of Directors approved a stock buyback program to repurchase up to $1,000,000 of our common stock with no minimum purchase required.  The buyback will be funded from free cash flow available to us from our royalties and will be carried out through December 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 2008, compared to the Three Months Ended January 31, 2007

For the three months ended January 31, 2008, we had royalty revenues of $942,064 compared to January 31, 2007, royalty revenues of $708,225.  Our largest revenue source is coming from the 1% royalty on Newmont’s Leeville mine.  Newmont has increased production on Leeville and is therefore increasing their royalty payment to us.  According to Newmont, it reached full production at the end of calendar year 2007.   General and administrative expenses for the three months ended January 31, 2008, were $258,041 compared to $237,491 for the three months ended January 31, 2007; we also had research and development costs in the quarter ended January 31, 2008, of $239,267, which gave us an operating income of $444,756 for the January 31, 2008, period, compared to an operating income of $470,734 for the January 31, 2007, period.  In the three months ended January 31, 2008, we had interest income of $4,500, $1,044 in interest expense and $80 in other income that gave us a net income before non-controlling interest of $448,292; our current year provision for income taxes is 220,884, for a net income of $227,408 and for the three months ended January 31, 2007, we had interest income of $387, interest expense of $1,161 and a net income before non-controlling interest of $469,960 with a non-controlling interest of $23,938 for a net income of $493,898.

Nine Months Ended January 31, 2008, compared to the Nine Months Ended January 31, 2007

For the nine months ended January 31, 2008, we had royalty revenues of $1,697,795 compared to January 31, 2007, royalty revenues of $993,090.  Our largest revenue source is coming from the 1% royalty on Newmont’s Leeville mine.  General and administrative expenses for the nine months ended January 31, 2008, were $754,308 compared to $556,065 for the nine months ended January 31, 2007; we also had research and development costs in the nine months ended January 31, 2008, of $425,054, which gave us an operating income of $518,433 for the January 31, 2008 period, compared to an operating income of $437,025 for the January 31, 2007 period.  In the nine months ended January 31, 2008, we had interest income of $13,437, interest expense of $1,044 and $17,680 in other income and a net income before non-controlling interest of $548,071 and a non-controlling interest of $37,565; and for the nine months ended January 31, 2007, we had interest income of $3,056, interest expense of $2,797, a net income before non-controlling interest of $437,284 and a non-controlling interest of $56,284.  We had a net income for the nine months ended January 31, 2008, after the current year provision for income/franchise taxes of $311,863, of $274,208, compared to a net income for the nine months ended January 31, 2007, of $493,568. The primary reason for the decrease in income although our revenues are up is due to the tax provision.  In the prior year, there was no provision because the Company had net operating losses to offset the Company’s income. During 2007, the net operating losses will be completely used up, thus requiring the Company to book a tax provision.

Liquidity

We had cash and cash equivalents of $998,851 as of January 31, 2008, with total current assets of $1,376,123; total current liabilities of $228,605; and a total stockholders’ equity of $2,225,660.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarterly period ended January 31, 2008.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our  operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarterly period ended January 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended January 31, 2008, we issued an aggregate total of 225,000 common shares for services rendered.  We issued 100,000 shares to Robert Morris III, 75,000 shares to George Harris and 50,000 shares to Leonard W. Burningham; these shares were valued at $0.05 per share.

We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Section 18 of the Securities Act preempts state registration provisions for sales to these classes of persons. Section 18 of the Securities Act preempts state registration provisions for sales to these classes of persons.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the quarterly period ended January 31, 2008.

Purchases of Equity Securities by Us and Affiliated Purchasers

Under our common stock buyback plan referenced in our Plan of Operations above, we purchased 9,000 shares on January 28, 2008, for $0.65 per share and 9,000 shares on January 31, 2008, for $0.68 per share for an aggregate gross purchase price of $12,232.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2007 Annual Meeting of stockholders (the “Annual Meeting”) on January 28, 2008, and two matters were submitted to a vote of our stockholders, the re-election of the current members of our Board of Directors and the ratification of the appointment of Mantyla McReynolds, LLC as our independent registered public accounting firm for the fiscal year ending April 30, 2008.  There were 24,529,844 shares voted in favor of re-electing R. Don Morris, 11,000 against and 6, 100 abstaining; there were 24,528,844 shares voted in favor of re-electing Peter Passaro, 11,000 against and 7, 100 abstaining; there were 24,529,844 shares voted in favor of re-electing James A. Morris, 11,000 against and 6, 100 abstaining; there were 24,529,844 shares voted in favor of re-electing Wayne

Pierce, 11,000 against and 6, 100 abstaining.  24,486,944 shares voted to ratify the appointment of Mantyla McReynolds, LLC as our independent registered public accounting firm for the fiscal year ending April 30, 2008, with 60,000 abstaining.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended January 31, 2008, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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

BULLION MONARCH MINING, INC.

Date:	3/17/08	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	3/17/08	By:	/s/James A. Morris
James A. Morris
Secretary and Director
Date:	3/17/08	By:	/s/Wayne E. Pearce
Wayne E. Pearce
Director