Form 10KSB/A
period 2007-04-30
BULLION MONARCH MINING, INC.
filed 2008-07-24
CIK 15288

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A-2

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

August 31, 2007:  Preferred stock – No shares outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format: Yes [  ] No [X]

REASON FOR AMENDMENT

This filing is being amended in response to SEC comments.

TABLE OF CONTENTS

PART I

4

Item 1. Description of Business

4

Item 2. Description of Property

18

Item 3. Legal Proceedings

30

Item 4. Submission of Matters to a Vote of Security Holders

30

PART II

31

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.                                                                                                     31

Item 6. Management’s Discussion and Analysis or Plan of Operation

32

Item 7. Financial Statements.

34

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  53

Item 8(A)T. Controls and Procedures

53

Item 8(B). Other Information

53

PART III

53

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act                                                                                                                53

Item 10. Executive Compensation

55

Item 11. Security Ownership of Certain Beneficial Owners and Management

56

Item 12. Certain Relationships and Related Transactions

57

Item 13. Exhibits

58

Item 14. Principal Accounting Fees and Services

58

SIGNATURES

59

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

Bullion then derived its revenues from exploring, acquiring and developing mining properties in the Western United States, primarily in the State of Nevada.   It pioneered the now famous “Carlin Gold” area in North East Nevada, and it was the first company to realize that most of the gold in these areas was not visible to the naked eye, though it could be easily processed and recovered.  Bullion constructed and operated the first two plants in the Carlin Gold area, the Bootstrap and Blue Star mines.  It was also instrumental in bringing Newmont Mining Corporation (“Newmont”) into this area and sold Newmont some of its first Carlin Gold area properties.  Currently, Bullion receives production royalty payments under its 1979 universal gold and silver agreement with Newmont on Newmont’s new extensive Leeville underground mine , the Leeville/East Ore Mine and East Ore Body , formerly known as the “Big Jim.”

From 1997 to 2002, it had limited operations.

In 1999, Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized “Bullion Monarch Mining, Inc.,” a Utah corporation (sometimes called “New Bullion”), and effected a court approved reorganization whereby each shareholder of the dissolved Bullion (sometimes called “Old Bullion”) exchanged rights in Old Bullion for a like number of shares in New Bullion that each such shareholder previously owned in Old Bullion following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 26, 2006.   The reorganization was essentially a recapitalization of Old Bullion, accounted for as a “reverse reorganization,” and the historical financial statements of the Company are those of the former operating Old Bullion.

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

Bullion believes that its present interests in various mining properties in Northern Nevada and throughout the Western United States, as well as its oil shale leases, have substantial value , though, with the exception of the Leeville/East Ore Mine currently owned and operated by Newmont, are not currently in production and no estimate of reserves has been made ; and Bullion continues to actively pursue its long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known mineral deposits for development with joint-venture partners or sale to third parties; is seeking to acquire additional oil shale properties; and is continuing to develop its technology believed to be capable of commercially extracting oil from oil shale.

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

Nevada Litigation

The Bullion assets purportedly acquired by CCC in December, 2002, included an interest in a mining property located in Eureka County, State of Nevada, formerly known as the “Big Jim” and now known as the Leeville/East Ore Mine (the “Newmont Property”).  Bullion’s interest in the Newmont Property was a royalty interest (“Newmont Royalty”).  The patented and unpatented mining claims associated with the Newmont Property were owned by Newmont USA Limited, a Delaware corporation doing business as Newmont Mining Corporation (“Newmont”).  At the time of the completion of the Utah Litigation, Newmont owed Bullion more than $900,000 in royalties from the Newmont Property, as well as continuing royalties. Following the completion of the Utah Litigation, CCC notified Newmont that it was the owner of the Bullion assets, including the Newmont Royalty.  CCC demanded that Newmont deliver the accrued Newmont Royalty to CCC and that Newmont pay all future proceeds of the Newmont Royalty to CCC.

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

8

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

Business

Bullion is a natural resource company engaged in acquiring, exploring, leasing, joint venturing and selling mining properties.  Substantially all of Bullion’s operations are located in the Western United States.  Bullion continues to actively pursue its long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known deposits for development with joint-venture partners or sale to third parties.  Bullion locates and explores potential properties, with the idea of developing them to the point of production, while turning over the day to day operations to independent third parties.  Bullion currently has no development operations on any of the properties that it owns.

Management believes, with current and anticipated royalty income, that Bullion is now in a position that will allow it to more aggressively explore and develop its current properties while looking for new opportunities in new properties and to further develop its oil shale extraction technology through its majority-owned subsidiary, EnShale.  Bullion royalty revenue from Newmont’s Leeville /East Ore M ine, which recently went into production, is expected to increase during fiscal 2008.  Information provided to Bullion by Newmont indicates that Newmont has reached two-thirds production capacity and will be in full production (3,200 tons per day) by year end 2007.  This production has the potential of generating royalty revenues to Bullion at current metal prices of approximately $2.5 to $3 million per year.  Based on current reserves reported by Newmont, this production may continue for the next six to eight years.  Newmont is continuing both underground and surface exploration to add to the gold reserves on this property.

Bullion also has a royalty interest in Bullion’s N orth P ipeline 440 A cre (now the “North Pipeline”) placer mine, operated by Nevada Rae Gold, Inc. (“Nevada Rae Gold”), which is in start-up production phase, and is projected to produce 2,400 yards per day.  Bullion will receive a minimum of $0.50 per yard or a 4% net royalty, whichever is greater, from this project.  If production goals are met, Bullion has the potential of receiving a minimum of $360,000 per year in royalty revenues.

On January 10, 2006, EnShale, Bullion’s majority-owned subsidiary, acquired a non-exclusive right to technology covered by U.S. Patent #6,709,573 from The Anthon Leon Smith and Rosalie Smith Revocable Living Trust.  The technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  The current patent was based upon prior work protected under U.S. Patent #4,725,350.  Patent protection on the older patent has expired and technology described there is now available as public art.  Subsequent to acquiring the non-exclusive license, EnShale engaged chemical engineering consultants at Combustion Resources, Inc. of Provo, Utah (“Combustion Resources”) to evaluate the process covered by the patent and plan for construction of a demonstration plant.  Analysis conducted under this contract concluded that the single independent claim of the current patent was the injection of liquid hydrocarbons into the process.  EnShale and its consultants have not determined what the exact benefits of this injection process will provide to the oil shale extraction process, so they have decided to proceed with a process that will build on the public art.  EnShale is in the process of engaging an engineering firm, Emery Energy Company, to further design, develop and construct a demonstration plant to test this technology for the commercial production of oil from oil shale; and EnShale is presently in the process of reviewing funding avenues for this purpose, including debt and equity financing.  Management believes that Bullion has accomplished major breakthroughs in the development of tchnology for the commercial processing and extraction of oil from oil shale rock that involves extracting oil from shale while using “clean coal” technology to provide the heat necessary for the process in a design that captures all of the greenhouse gases that contaminate the atmosphere.  Coal gasification is currently the leading candidate to be used as an external source of heat in the extracting of oil from oil shale; prior extraction processes did not use an external source of heat, but ignited the oil shale with a significant reduction in yield and quality of the final product.  The vertical integration in the process will also eliminate the requirement to build an associated refinery.  According to the United States Geological survey, there are approximately 2.1 trillion barrels of oil contained in the oil shale in the three states of Utah, Colorado and Wyoming, which is about two times the known world reserve of oil.

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

Bullion is also attempting to acquire a larger interest in the Sumpter Oregon (now known as the “ G old Mountain” property ) in which it currently owns a non-controlling interest.  Management is also currently entertaining offers from Kennecott Copper and others to explore its Ophir lead, silver and copper property located in Ophir, Utah; and it has had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of Bullion’s North Pipeline gold property.  Management is also contemplating Bullion’s own exploration program for this very promising project.

Bullion’s management believes that the environment for development of natural resources is strong as prices for metals and oil are at near all time highs.  Management looks forward to future growth and profitability.

The following is a brief summary of current or planned operations on the properties in which Bullion presently has an interest:

Ophir:  No operations have been commenced on this property.  The Company has no present plans to develop this mining property.  No estimates have been made or are planned regarding determining the reserves on this property.

Maggie Creek: This property is not currently in operation, but adjacent to this property is Newmont ’s Gold Quarry mine, which is a producing gold mine.  Since the Company has only a minor royalty interest in this property, it does not have the right to conduct mining operations.  No estimates have been made or are planned regarding determining the reserves on this property.

North Pipe l ine Mine:  Currently, an unaffilated mining company, Nevada Rae Gold, has been given rights to mine gold from the placer deposits (the top gravel layer) on this property.  The Company has a guaranteed royalty on this production on a sliding scale of $12,500 minimum annual royalty per year or $0.50 a yard production royalty or a production royalty of 4% net, whichever is greater.  No estimates have been made on the mineral deposits on the land.

Leeville/East Ore Mine:  The property is currently being mined by Newmont, and the Company is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  Full production i s estimated to  be reached in 2007.

Gold Mountain Property.   No operations have commenced on this property; and the Company only has an interest in the company that owns this property and not in the property itself.

ML50142:  No operations have commenced within the area covered by this lease; and no reserves have been estimated.

ML50145:  No operations have commenced within the area covered by this lease; and no reserves have been estimated.

ML50146:  No operations have commenced within the area covered by this lease; and no reserves have been estimated.

ML50147:  No operations have commenced within the area covered by this lease; and no reserves have been estimated.

ML50148:  No operations have commenced within the area covered by this lease; and no reserves have been estimated.

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

Changes in state laws, which are already strict and costly, can negatively effect our operations by becoming stricter and costlier.  At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety, and various permitting agencies.  Nevada state law requires p rojects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, Bullion is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

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

Bullion has multiple royalty agreements with Newmont.  Bullion has a 3% net smelter return royalty dated April, 1990, on its Maggie Creek property.  This property is not currently in operation, but is adjacent to the property in Newmont’s Gold Quarry Mine, which is a producing gold mine.  Bullion also has a royalty interest in its Big Jim or Leeville/East Ore Mine property, which encompasses two of Newmont’s mines, the East Ore Body and the Leeville mine.  This royalty is a 1% gross smelter return as set forth in the Agreement dated May 10, 1979, between Bullion and Newmont.

.

Bullion also has a royalty agreement with Nevada Rae Gold on its North Pipeline mine property, pursuant to a contract entered into in September of 2003 for the mining rights of the surface gravel.   The contract calls for a guaranteed royalty payment of $0.50 a yard or a production royalty of 4% net, whichever is greater.  Bullion has retained all rights to the hard rock minerals in the 440 Acres.

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

Ophir:  This property is located in Tooele County, Utah, Township 5 South , Range 4 West , and is accessed via improved unpaved roads.  This property was purchased in two transactions during the 1970’s, and consists of a 100% interest in five patented claims located in Tooele County, Utah, the Commodore, Prince of Wales, Prince of Wales #2, Prince of Wales #4 and Prince of Wales #5 claims.  No operations have commenced on this property, and no estimates of the mineral deposits have been made.  The Company has no present plans to develop this mining property.  No estimates have been made or are planned regarding determining the reserves on this property.

Location of Ophir claim from Salt Lake City, Utah

13
14
1
2
3
4
5
A
B
C
D
E
F
WEBER
MORGAN
DAVIS
SUMMIT
WASATCH
TOOELE
UTAH
JUAB
CARBON
GREAT
SALT
LAKE
South Ogden
Roy
Clinton
Clearfield
West Pt
Syracuse
Layton
Kaysville
Fruit Heights
Farmington
Centerville
Bountiful
North Salt Lake
SALT LAKE
CITY
WEST VALLEY
CITY
Magna
West Jordan
South Jordan
SANDY
Riverton
Draper
Bluffdale
Grantsville
Stansbury Park
Erda
Tooele
Stockton
Mountain Green
Morgan
Croydon
Henefer
Echo
Coalville
Hoytsville
Oakley
Marion
Kamas
Francis
Woodland
Park City
Midway
Heber City
Charleston
Daniel
Alpine
Highland
Cedar Hills
Lehi
American Fork
Pleasant Grove
Lindon
Orem
PROVO
Springville
Mapleton
Spanish Fork
Payson
Salem
Woodland Hills
Elk Ridge
Santaquin
Genola
Goshen
Elberta
Eureka
Mammoth
Silver City
Mona
Nephi
Levan
Fountain Green
Fairview
Mount Pleasant
Moroni
Wales
Spring City
Helper
Scofield
Lynndyl
Leamington
Vernon
Ophir
Mercur
Cedar Fort
Eagle Mountain
Saratoga Springs
Vineyard
Rush Valley
Clover
Saint John
Utah Lake
Strawberry Reservoir
Wasatch-Cache National Forest
Uinta National Forest
Manti-La Sal
Uinta
See Page 26
Wasatch-Cache National Forest
Provo River
Wallsburg
Soldier Summit
Colton
Diamond
Birdseye
Indianola
Milburn
Oak Creek
Clear Creek
Rush Valley
Deseret Chemical Depot
Tooele Army Depot
Little Sahara Recreation Area
Rockwell Natural Area
Jericho Junction
Oasis
White Sands
Sand Mountain
Jericho
Chicken Creek
Deep Creek
Freedom
Jerusalem
Mills Meadows
Fool
Hiawatha
Price
Carbon County Fairgrounds

Location of Ophir claim from Tooele, Utah

Ophir claims map

TOWNSHIP 5 SOUTH RANGE 4 WEST OF THE SALT LAKE MERIDIAN, UTAH

SALT LAKE FIELD OFFICE
TOOELE COUNTY

STATUS OF PUBLIC DOMAIN
LAND AND MINERAL TITLES

U54829
U47281 20'
U22008
U24347
SL 023174
Ophir Sheet 6
Ophir Sheet 5
Ophir Sheet 32
Ophir Sheet 9
Ophir Sheet 8
Ophir Sheet 7
Ophir Sheet 13
Ophir Sheet 12
Ophir Sheet 11
43-65-0083 D/C
1125685 D/C All Min Coal
1125856 D/C Min Coal
1128388 D/C Min Coal
999401 D/C
1028827 D/C
U75590 WD Recon All Min
Pat Mining Claims
SEE SUPPLEMENTAL PLAT
107 4385
U 49278 R&PP Lse
U 019170
U54202
U43221
U75627
U 49325 R&PP Lse
52604
R/W 92
IL 115
858838 D/C
1603
U54823
43-01-0021
43-65-0048 D/C
2438
715
1203
SG
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36
Lat 40°20'05"N
Long 112°13'48"W

SCALE in chains
10 5 0 10 20 30 60

INDEX TO SEGREGATED TRACTS

RESURVEY	ORIGINAL SURVEY			
TRACT NO	T	R	SEC	SUBDIVISION

FOR ORDERS AFFECTING DISPOSAL OR USE OF UNIDENTIFIED LANDS WITHDRAWN FOR CLASSIFICATION, MINERALS, WATER AND/OR OTHER PUBLIC PURPOSES, REFER TO INDEX OF MISCELLANEOUS DOCUMENTS.

Determination Area, PL 167, U 071212
Secs 3-6: All
Sec 7: W½, NE¼, N½SE¼
Sec 8: N½, N½SW¼, NW¼SE¼
Sec 9: NW¼, E½NE¼, E½SE¼, W½SW¼, SE¼SW¼
Sec 10: W½, W½E½
Sec 11: SE¼, N½SW¼, SE¼SW¼
Sec 13: N½
Sec 14: N½NE¼, SE¼SE¼
Sec 15: SW¼, SW¼SE¼, NW¼NE¼
Sec 17: All
Sec 18: S½S½
Secs 19-20: All
Sec 21: E½, SW¼
Sec 22: All
Sec 24: SE¼, E½SW¼, E½SW¼, E½NE¼, NE¼NE¼
Sec 25: NE¼, E½NW¼, E¼SE¼, W½SW¼
Sec 26: S½, S½NW¼, W½NE¼
Sec 27: S½, NW¼, W½NE¼
Sec 28: W½SW¼, SE¼SW¼, SW¼SE¼, E½SE¼, NE¼, N½NW¼
Sec 29: S½, S½NW¼
Secs 30-31: All
Sec 33: E½SW¼, SW¼SE¼, NE¼NW¼, NW¼NE¼
Sec 34: E½, E½W½, NW¼NW¼
Sec 35: E½, N½NW¼, SE¼NW¼, S½SW¼, NW¼SW¼

U 6348, 6/24/68 Rest. apln affects Canc
Pwr Site Cl #277. Pwr Site Cl 277 Rev
by Pwr Site Canc 249, 8/28/1971, NOE
until land is Rest.

WARNING STATEMENT
This plat is the Bureau's Record of Title, and should be used only as a graphic display of the township survey data. Records hereon do not reflect title changes which may have been effected by lateral movements of rivers or other bodies of water. Refer to the cadastral surveys for official survey information.

CURRENT TO		
10-12-2007	PV VJ	T 5 S
	MTP OG	R 4 W

Maggie Creek :  This property is located in Eureka County, Nevada, seven miles north of Carlin , unpatented claims located in sections 12 and 14, township 33 North, Range 51 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  Bullion’s interest in this property is limited to future three-percent (3%) royalty income from operations performed by others mining this property.  No operations have commenced on this property.  This property is just south of Newmont’s Gold Quarry deposit. This property is not currently in operation but adjacent to this property is Newmont’s Gold Quarry mine, which is a producing gold mine.  Since the Company has only a minor royalty interest in this property, it does not have the right to conduct mining operations.  No estimates have been made or are planned regarding determining the reserves on this property.

Nevada map with the Maggie Creek, North Pipe Line Mine and Leeville/East Ore Mine locations

Leeville Maggie Claims
N. Pipeline
GREAT BASIN
NEVADA
Denio
McDermitt
Upper Lake
Middle Alkali Lake
Black Rock Desert
Santa Rosa Range
Independence Mts
Humboldt R
Winnemucca
Carlin
Elko
Wells
Wendover
Battle Mountain
Pyramid Lake
Trinity Range
Lovelock
Stillwater Range
Carson Sink
Fernley
Reno
Sparks
Fallon
Virginia City
Carson City
Shoshone Mts
Austin
Toiyabe Range
Eureka
Ruth
Ely
Egan Range
Schell Creek Range
Snake Ra
Wheeler 13063
Yerington
Schurz
Gardnerville
Walker Lake
Mt Grant 11239
Hawthorne
Round Mountain
Monitor Range
Hot Creek Range
Grant Range
Mono Lake
Boundary Pk 13140
Tonopah
Pioche
Panaca
Caliente
Yosemite Village
Mariposa
Owens
Bishop
White Mts
White River
Pahute Mesa
Madera
Clovis
Independence
Beatty
Lone Pine
Mt Whitney 14494
Owens Lake
CALIFORNIA
SIERRA NEVADA
Visalia
Tulare
Porterville
Delano
Kern River
Death Valley
Panamint Range
Amargosa Range
Indian Springs
Sheep Range
Charleston Pk 11918
Overton
Lake Mead
North Las Vegas
Las Vegas
Henderson
Boulder City
Trona
Ridgecrest
Wasco
Oildale
Bakersfield
Tehachapi
Mojave
MOJAVE DESERT
Lake Mohave
Bullhead City
Taft
Barstow
St George
80
15
5

Locations of the Maggie Creek, North Pipeline Mine and Leeville/East Ore Mines in Central Nevada

North Pipe Line Mine :  This property is located in Lander County, Nevada, Township 29 North, Range 47 East, Mount Diablo Meridian , Section 9, more particularly described as the E ½ ;  E ½ of the NW ¼ of Section 9, Twp 29, Range 47 , and is accessed via improved paved roads.  This property was purchased on June 6, 1979.  Currently, an unaffilated  mining company (Nevada Rae Gold) has been given rights to mine gold from the placer deposits (top gravel layer).  Bullion has a guaranteed royalty on a sliding scale of $12,500 minimum annual royalty per year or $0.50 a yard production royalty or a production royalty of 4% net, whichever is greater.  No estimates have been made on the mineral deposits on the land.

Location of North Pipe Line Mine from I-80

N. Pipeline 2

Nevada
0
10mi
USGS

6\17\2008

No warranty is made by the BLM for the use of the data for purposes not intended by the BLM.

Leeville/East Ore Mine :  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  The property is currently being mined by Newmont, and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  Full production is estimated to be reached in 2007.

Location of Leeville/East Ore Mine

East ore body and Leeville

Eastern Nevada/North Area
1 Mile
2 Kilometers
NORTH
Numbers indicate land sections
Bootstrap Pit
Saddle Pit
Tara Pit
Barrick Miekle Mine
Barrick Post/Betze Pit
NMC Deep Post Underground
North Star Pit
Deep Star Underground
Bobcat Pit
Blue Star Genesis Pit
Sold Pit
Beast Pit
Leeville Underground
Lantern Pit
North of West Pit
Carlin UG
Carlin Pit
Pete Pit
Bullion Monarch Mining Sections:
1
2
10
11
12

Leeville/East Ore Mine BLM map

Leeville East Orebody

36N 49E
36N 50E
36N 51E
35N 49E
35N 50E
35N 51E
34N 49E
34N 50E
34N 51E
33N 51E
N
0
2mi

6\17\2008

No warranty is made by the BLM for the use of the data for purposes not intended by the BLM.

Gold Mountain Property.  Bullion owns approximately 1% of Gold Mountain Exploration and Development Company for a $28,000 investment in a gold mine with a 750,000 ounce drilled gold resource.  The property is located approximately seven miles north of Sumpter, Oregon, or 40 miles southwest of Baker City, Oregon.  No operations have commenced on this property ; and the Company only has an interest in the company that owns this property ..

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

ML50148:  The property covered under this mineral lease is located in Uinta County, Utah, T11S, R25E, SLB&M and is 863.4 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.  No operations have commenced within the area covered by this lease.

Location map of Enshale leases on the Utah  Colorado border

Green River
Green River Ranger Station
Daniels Ranch
Petroglyphs
Daniels
Canyon
Snow Cabin
Escalante Ranch Rd
Jesse Morris Ranch Rd
Dominguez y Escalante Trail Marker
Utah Welcome Center
Blue Mtn Rd
Wilkins Cabin
Cliff Ridge Hang Glider Launch Site
Points of Pines
Radio Tower
Bourdette
Draw
CLIFF RIDGE
STUNTZ RIDGE
Mud Springs
Jensen Cabin
Miner's Draw Rd
Kane
Hollow
Musket Shot Springs Historical Site and Overlook
Old Victory Hwy
RIM ROCK
Cliff Creek
Cottonwood
Snake John
K Ranch
Bull Cyn
Snake John Reef
Left Fork
Cow Wash
RAVEN RIDGE
SQUAW RIDGE
Snake John Reef Cutoff Rd
Wash
UINTAH
COLORADO
Dinosaur
Colorado Welcome Ctr
Walker Hollow Oil and Gas Field
Red Wash
el 5700
Camp Rd
Red Wash Oil and Gas Field
Power Springs Gas Field
Old Bonanza Hwy
See lease m
North
Coyote Basin Gas Field
DG&T RR
COYOTE BASIN
Kennedy Station Interpretive Site
Kennedy
Devils Playground
Hacking Reservoir
Bonanza Air Strip
Bonanza Power Plant (Deseret Generation and Transmission Cooperative)
Walsh Knolls
5846
Coyote
Dripping Rock

Location of the Enshale leases in Uintah County, Utah

R20E
R21E
R22E
R23E
R24E
R25E
T8S
T9S
T10S
T11S
T12S
T13S
T14S
Uintah and Ouray
Indian Reservation
White River
Sand Wash
Block
Magic Circle
Block
Bonanza
Block
Federal Oil Shale
Tract UA
Tract UB
Holliday
Block
Seep Ridge
Block
Geokinetics, Inc.
Seep Ridge Project

UTAH TRUST LANDS

Oil Shale Resources
Uintah County, Utah

LEGEND

Trust Lands Oil Shale Leases

- ConocoPhillips
- Bullion Monarch Mining, Inc.
- Millenium Synfuels, Inc
- Retamco Operating, Inc.
- Cliffs Synfuels, Inc
- Red Leaf Resources
- Other Oil Shale Leases

Trust Lands Minerals

- All mineral ownership
- Partial mineral ownership

Other Land Ownership

- Other Trust Lands
- BLM Administered Lands
- Tribal Land
- Private
- State Wildlife Lands
- U.S. Fish & Wildlife Lands
- Intermittent Water

- 1,000's Barrels Oil Per Acre In The 25 GPT Mahogany Zone
- Mahogany Oil Shale Zone Thickness in Feet
- Overburden Thickness In Feet Above The Mahogany Zone
- Surface Erosion of The Mahogany Zone

January, 2008

Prepared by John T. Blake

Utah School and Institutional Trust Lands Administration

Data represented on this map is for REFERENCE USE ONLY and is NOT to be used in place of a legal land survey! The Utah School and Institutional Trust Lands Administration (SITLA) IT/GIS Department assumes no responsibility for errors or omissions in these materials. While SITLA seeks to verify data for accuracy and content, discrepancies may exist within the data. SITLA hereby disclaims any and all liability due to the use or misuse of this map and the data represented on this map. The user assumes total responsibility for verification and use.

Lakes, rivers, streams, highways, roads, county and state boundaries were USGS DLG 1:100,000 source files, and contour lines (if present) were generated from USGS DEM 3-arc-second files, collected and distributed by the Utah Automated Geographic Reference Center. The ownership information was originally digitized by Utah State University from BLM 1:100,000 source maps and has been edited by Utah Trust Lands Administration (TLA) to reflect current state ownership. TLA surface and mineral ownership is frequently being updated and verified by TLA. Official and detailed information is available from the responsible agencies.

The oil shale resource and related isopachs here shown were adapted from USGS OFR 91-285, based upon geostatistical analysis of well logs and other data. The map therefore represents only a generalized snapshot of oil shale resources within the region and may or may not represent the actual oil shale resource at any given location.

0 1 2 4 6 mi

0 5,000 10,000 20,000 30,000 ft

0 1 2 4 6 k

State of Utah
School & Institutional
Trust Lands Administration

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

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2007 and 2006

	For the Year ended April 30, 2007	For the Year ended April 30, 2006
Cash Flows From Operating Activities:
Net Income	$640,167	$(246,668)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-controlling Interest	(86,712)	(139,723)
Depreciation	16,125	11,426
Amortization	31,250	7,813
Issuance of Stock for Officer Compensation in Subsidiary	-	264,000
(Gain)/Loss on Forfeiture of Property	-	20,431
(Increase)/Decrease in Royalty Receivable	(101,808)	1,351,690
(Increase)/Decrease in Prepaid Expenses	(4,257)	-
(Increase)/Decrease in Employee Advances	11,500	(11,500)
(Increase)/Decrease in Short-term Loans	12,153	(17,812)
Increase/(Decrease) in Accounts Payable	(66,280)	46,740
Increase/(Decrease) in Deferred Tax Asset	(49,245)	-
Increase/(Decrease) in Accrued Liabilities	85,455	(36,267)
Increase/(Decrease) in Accrued Officer Compensation	(45,000)	(197,250)
Net Cash Provided by/(Used for) Operating Activities	443,348	1,052,880

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(15,500)	(235,532)
Purchase of Available for Sale Securities	(62,500)	-
Purchase of Patent Rights	-	(500,000)
Net Cash Provided by/(Used for) Investing Activities	(78,000)	(7 35,532 )

Cash Flows From Financing Activities:
Payment of Related Party Notes	(2,674)	(18,893)
Purchase of Mineral Leases	-	(53,160)
Payment of Note Payable	(3,792)	-
Issuance of Debt	-	38,598
Net Cash Provided by/(Used for) Financing Activities	(6,466)	(33,455)

Net Increase in Cash	358,882	283,893
Beginning Cash Balance	290,959	7,066
Ending Cash Balance	$649,841	$290,959
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$-	$-
Cash paid during the year for interest	$1,161	$-

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

(c)

Stock-Based Compensation

Effective May 1, 2006, we account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Prior to May 1, 2006, we measured compensation cost as prescribed by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (“APB 25”).  As of April 30, 2007, the Company did not have any sotck-based options or warrants outstanding.

(d)

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.   The Company had $649,841 in cash as of April 30, 2007. Of that amount, $398,161 exceeds the Federal Deposit Insurance Corporation (FDIC) insured limit of $100,000.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

( e )

Consolidation

For the purposes of financial disclosure, Bullion Monarch Mining, Inc. and EnShale, Inc. have been consolidated.  All intercompany transactions have been eliminated and a non-controlling interest has been recognized. (See Notes 6 & 7)

( f )

Royalty Revenue

The Company recognizes royalty revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Revenue is recognized as earned; persuasive evidence of an agreement exists, as precious metals are mined and the risks and rewards have been transferred (and sold on the market), prices are fixed or determinable, and cash collections are reasonably assured.

Revenue recognized under the Leeville, East Carlin and Barrick royalty agreement is based upon 1 percent of revenue received by the operator of the mine, Newmont, for the sale of minerals from the mines, reduced by certain costs incurred by Newmont .  In general, initial payment is based upon provisional royalties calculated using ounces of gold and silver shipped during the period.  Final royalties are paid when final settlement is made by buyers.  The Company recognizes final royalties when payment has been received.

( g )

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

( h )

Short-term Loans and Employee Advances

Short-term loans consist of amounts due from an unrelated non-officer of the Company.  The loan accrues interest at a rate of ten-percent (10%) per year.  The Company records short term loans at the lower of cost or fair value.

( i )

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

( j )

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

Mining Properties

Royalty interests in mineral properties include acquired royalty interests in production stage, and development stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Also, in accordance with EITF, 04-02, “Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues,” we recognize our royalty interests as tangible assets as of April 30, 2007 and 2006. We based our conclusion on the following factors:

1.

Our royalty interests in mineral properties do not meet the definition of financial assets under FASB Statement No. 140 and

2.

Our royalty interests in mineral properties do not meet the definition of derivative instruments under FASB Statement No. 133

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves. The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future. Exploration costs are charged to operations when incurred.

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

Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines or to develop mine areas substantially in advance of current production are expensed. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” For the year ended April 30, 2007, the Company has not recognized any exploration and development costs.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

( j )

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

( k )

Fair Values of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the carrying amount due to the short duration of these accounts.

( l )

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

( n )

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

( n )

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

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 2

INCOME TAXES

Below is a summary of deferred tax asset calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets decreased by $200,565 from a balance of $334,367 as of April 30, 2006.  Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $263,745, net of a valuation allowance of $133,802, as detailed below.

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

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 8

MINING PROPERTIES AND MINERAL LEASES

Ophir:  This property is located in Tooele County, Utah, Township 5 North, Range 4 and is accessed via improved unpaved roads.  This property was purchased in two transactions during the 1970s.  No operations have commenced on this property and no estimates of the mineral deposits have been made.

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

North Pipeline Mine :  This property is located in Lander County, Nevada, Township 29 North, Range 47 East and is accessed via improved paved roads.  This property was purchased on June 6, 1979.  Currently, a mining company has been given rights to mine gold from the placer deposits (top gravel layer).  Bullion has a guaranteed royalty on a sliding scale of $12,500 or $.50 a yard production royalty, whichever is greater.  No estimates have been made on the mineral deposits on the land.

Leeville/ East Ore Mine  This property is located in Eureka County, Nevada, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  Full production is estimated to be reached in 2007.

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

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves.   As of April 30, 2007 and 2006, no depletion was reflected in the accompanying financial statements since no amount was determined to be significant ..

The following table presents each property and its carrying value:

Property Name	Carrying Value
Maggie Creek	$22,211
North Pipeline Mine	500
Ophir	250,000
Leeville/East Ore Mine	360
Total Mining Properties, at cost	$273,071

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

Notes to the Consolidated Financial Statements

For the years ended April 30, 2007 and 2006

NOTE 8

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

These leases, as they appear on the balance sheet, have been capitalized over ten (10) years, the expected life of the leases, presently valued using an assumed interest  rate of three-percent (3%).  At the time of payment, an amount will be allocated between the principal of the lease and interest expense.

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

BULLION MONARCH MINING, INC.

Date:	7/23/2008	By:	/s/R. Don Morris
R. Don Morris, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

BULLION MONARCH MINING, INC.

Date:	7/23/2008	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	7/23/2008	By:	/s/James A. Morris
James A. Morris
Secretary and Director
Date:	7/23/2008	By:	/s/Wayne E. Pearce
Wayne E. Pearce
Director

40