Form 10KSB
period 2008-04-30
BULLION MONARCH MINING, INC.
filed 2008-08-12
CIK 15288

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2008

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

N/A

(Former address, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [  ]  (2) Yes [X] No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: April 30, 2008 - $2,662,399.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days.

July 28, 2008 - $7,261,960. There are approximately 25,041,241 shares of common voting stock of the Issuer held by non-affiliates.  This computation was based upon the average of the bid and asked prices of the Company’s common stock on the OTCBB of $0.27 and $0.31, respectively, on July 28, 2008.

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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

July 28, 2008:  Common stock – 40,453,510 shares outstanding.

July 28, 2008:  Preferred stock – No shares outstanding.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

Transitional Small Business Issuer Format: Yes [  ] No [X]

TABLE OF CONTENTS

PART I

4

Item 1. Description of Business

4

Item 2. Description of Property

15

Item 3. Legal Proceedings

26

Item 4. Submission of Matters to a Vote of Security Holders

27

PART II

27

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.                                                                                                     27

Item 6. Management’s Discussion and Analysis or Plan of Operation

30

Item 7. Financial Statements.

32

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  51

Item 8(A)T. Controls and Procedures

51

Item 8(B). Other Information

51

PART III

51

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act                                                                                                                51

Item 10. Executive Compensation

53

Item 11. Security Ownership of Certain Beneficial Owners and Management

54

Item 12. Certain Relationships and Related Transactions

55

Item 13. Exhibits

56

Item 14. Principal Accounting Fees and Services

56

SIGNATURES

57

PART I

Item 1. Description of Business

Business Development

Introduction

Bullion Monarch Mining, Inc. (“Bullion” or the “Company” or “we,” “our,” “us” or words of similar import) was incorporated in the State of Utah on May 13, 1948, under the name of “Bullion Monarch Mining Company.”  All references herein include all of its predecessors or successors described under the heading “Corporate History” of this Item below.

In 1999, the Company was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized “Bullion Monarch Mining, Inc.,” a Utah corporation, and effected a court approved reorganization whereby each shareholder of the dissolved Bullion exchanged rights in that company for a like number of shares in the newly organized Bullion Monarch Mining, Inc. that each such shareholder previously owned in the dissolved Bullion, following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 27, 2006.  The reorganization was essentially a recapitalization of the dissolved Bullion that was accounted for as a “reverse” reorganization, and the historical financial statements of the Company are those of the former operating dissolved Bullion.

Bullion believes that its present interests in various mining properties in Northern Nevada and throughout the Western United States, as well as its oil shale leases in the State of Utah, have substantial value.  With the exception of the Leeville/East Ore Mine currently owned and operated by Newmont Mining Corporation (“Newmont”) and in which the Company has a royalty interest, none of the Company’s properties are currently in production and no estimate of reserves has been made.

Bullion continues to actively pursue its long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known mineral deposits for development with joint venture partners or sale to third parties; is seeking to acquire additional oil shale properties; and is continuing to develop its technology believed to be capable of commercially extracting oil from oil shale.

Business Developments

Subsequent to Fiscal 2008 Ended April 30, 2008

The Company announced on June 16, 2008, that it had acquired an additional 20 million shares of common stock of EnShale, Inc., its majority-owned subsidiary organized in the State of Wyoming on July 11, 2005 (“EnShale”).  The acquisition of the additional shares of common stock was in exchange for the transfer of rights that Bullion owned to its oil shale mineral leases on Utah State Institutional Trust Land in Eastern Utah’s Uintah County.  With this acquisition, the Company now owns 80% of EnShale, which was approved by the Board of Directors on April 30, 2008.

The Company announced on June 19, 2008, that it had begun construction on a pre-production demonstration plant to extract oil from oil shale using EnShale’s patent pending extraction process that uses coal gasification, a clean coal technology, as a heat source, and horizontal kilns.

Fiscal 2008 Ended April 30, 2008

On January 24, 2008, the Company announced that the Board of Directors had authorized the use of up to $1,000,000 for open market purchases of shares of the Company’s common stock, with the funds for this program to come from the Company’s cash flow.  The repurchase program was to extend through December 31, 2009.

The Company announced on March 19, 2008, that it had formed a business relationship with its technical advisors, Emery Energy Company, LLC (“Emery Energy”), and the Idaho National Laboratory, a Division of the U. S. Department of Energy.  The announcement indicated that the Idaho National Laboratory had finished its analysis and modeling of the patent pending process of extracting oil from oil shale owned by EnShale.

On April 30, 2008, the Company announced the commencement of a legal action against Newmont to collect additional royalties it believes are owed pursuant to a 1979 agreement covering the Leeville/East Ore Mine between predecessors of Bullion and Newmont (the “Leeville/East Ore Mine Agreement” [Exhibit 10.1 in the Exhibit Index, Part III, Item 13).  Pursuant to that agreement, the Company ceased mining and exploration activities in the Lynn Mining District located in Northern Eureka County, Nevada, and in an eight square mile area of interest surrounding that mining district.  In return, Newmont (through its predecessor), as claimed by Bullion, agreed to pay Bullion a one percent royalty on any production in the Lynn Mining District and the area of interest that was described in that agreement.

Fiscal 2007 Ended April 30, 2007

The Fairness Hearing to reorganize the dissolved Bullion with the newly organized Bullion Monarch Mining, Inc. was conducted by the Utah Division of Securities on September 27, 2006.  The Utah Division of Securities approved the reorganization and issued a Permit Authorizing Issuance of Securities on that date.  Additional information about this reorganization and applicable documentation are contained in the 10-KSB Annual Report of the Company for the fiscal year ended April 30, 2006, filed with the Securities and Exchange Commission on September 19, 2007 (the “2006 Annual Report”).

Fiscal 2006 Ended April 30, 2006

Information regarding the Company’s material business developments during the fiscal year ended April 30, 2006, is contained in the 2006 Annual Report.  See the Exhibit Index, Part III, Item 13.

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

•

Administratively dissolved by the State of Utah on August 1, 1999.

•

Organized Bullion Monarch Mining, Inc. under the laws of the State of Utah on November 16, 2004.

•

Third Judicial Court in and for Salt Lake County, Utah, approved a reorganization between the dissolved Bullion and the newly organized Bullion Monarch Mining, Inc., subject to a Fairness Hearing to be conducted by the Utah Division of Securities, on March 31, 2005.

•

The Utah Division of Securities conducted a Fairness Hearing on the reorganization and approved the reorganization on September 27, 2006.

•

The Utah Division of Securities issued a Permit Authorizing Issuance of Securities No. 001-6729-21 on September 27, 2006, to allow the newly organized Bullion Monarch Mining, Inc. to issue its securities in exchange for the rights of the shareholders in the dissolved Bullion.

Copies of the current Articles of Incorporation and Bylaws of Bullion were filed as Exhibits to the Company’s 2006 Annual Report and are incorporated herein by reference.  See the Exhibit Index, Exhibit Nos. 3.1 and 3.2, respectively, in Part III, Item 13.  Additional information and documentation regarding these corporate developments is also contained in the 2006 Annual Report.

Business

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) its ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Bullion’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Bullion does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Business

Bullion is a natural resource company primarily engaged in acquiring, exploring, leasing, joint venturing and selling mining properties.; and is developing a process through its 80% owned subsidiary, EnShale, which it believes can extract oil from oil shale on a commercially economical basis.  Substantially all of Bullion’s operations are located in the Western United States.  Bullion continues to actively pursue its long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known deposits for development with joint-venture partners or sale to third parties.  Bullion locates and explores potential properties, with the idea of developing them to the point of production, while turning over the day to day operations to independent third parties.  Bullion currently has no development operations on any of the properties that it owns.

Management believes, with current and anticipated royalty income, that Bullion is now in a position that will allow it to more aggressively explore and develop its current properties, while looking for new opportunities; and to further develop its oil shale extraction technology through EnShale.  Bullion’s royalty revenue from Newmont’s Leeville/East Ore Mine is currently in full production.  This production is expected to continue for the next six to eight years.

Bullion also has a royalty interest in its North Pipeline placer mine, operated by Nevada Rae Gold, Inc., which is in a start-up production phase, and is projected to produce 2,400 yards alluvial material per day.  Bullion will receive a minimum royalty of $0.50 per yard or a 4% net royalty, whichever is greater.

On January 10, 2006, EnShale acquired a non-exclusive right to technology covered by U.S. Patent #6,709,573 from The Anthon Leon Smith and Rosalie Smith Revocable Living Trust.  The technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  The current patent was based upon prior work protected under U.S. Patent #4,725,350.  Patent protection on the older patent has expired and technology described in that patent is now available as public art.  Subsequent to acquiring the non-exclusive license, EnShale engaged chemical engineering consultants at

Combustion Resources, Inc. of Provo, Utah (“Combustion Resources”) to evaluate the process covered by the patent and plan for construction of a demonstration plant.  Analysis conducted under this contract concluded that the single independent claim of the current patent was the injection of liquid hydrocarbons into the process.  EnShale and its consultants have not determined what the exact benefits of this injection process will provide to the oil shale extraction process, so they have decided to proceed with a process that will build on the public art.  EnShale has engaged Emery Energy, an engineering firm, to further design, develop and construct a demonstration plant to test this technology for the commercial production of oil from oil shale; and EnShale is presently in the process of reviewing funding avenues for this purpose, including debt and equity financing.  Management believes that Bullion has accomplished major breakthroughs in the development of technology for the commercial processing and extraction of oil from oil shale rock that involves extracting oil from shale while using “clean coal” technology to provide the heat necessary for the process in a design that captures all of the greenhouse gases that contaminate the atmosphere.  Coal gasification is currently the leading candidate to be used as an external source of heat in the extracting of oil from oil shale; prior extraction processes did not use an external source of heat, but ignited the oil shale with a significant reduction in yield and quality of the final product.  The vertical integration in the process will also eliminate the requirement to build an associated refinery.  According to the United States Geological survey, there are approximately 2.1 trillion barrels of oil contained in the oil shale in the three states of Utah, Colorado and Wyoming, which is about two times the known world reserve of oil.

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

Combined with its interest in oil shale extraction technology, Bullion has leased mineral rights from the State of Utah on 4,650 acres of state owned land in Eastern Utah.  Current U. S. legislation prohibits the sale of leases on federal land to extract oil from oil shale, though there are pending bills in the United States Congress to eliminate this prohibition.  No assurance can be given that this prohibition will be changed.  The Company does not believe that this prohibition will have any effect on its current oil shale leases, which are on lands of the State of Utah.

Management believes that oil shale development is a mining project, where oil shale has to be mined and processed as is typical in mining projects.  Management sees a great need to exploit this resource to make the United States far less dependent on foreign oil.

Bullion is also attempting to acquire a larger interest in the Sumpter Oregon (now known as the “Gold Mountain” property) in which it currently owns a non-controlling interest.  Management is also currently entertaining offers from Kennecott Copper and others to explore its Ophir lead, silver and copper property located in Ophir, Utah; and it has had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of Bullion’s North Pipeline gold property.  Management is also contemplating Bullion’s own exploration program for this very promising project.

Bullion’s management believes that the environment for development of natural resources is strong as prices for metals and oil are at near all time highs.  Management looks forward to future growth and profitability.

EnShale Pre-Production Plant Status

Description

EnShale has completed drawings for the construction of a pre-production plant to process oil shale in Uintah County, Utah.  Emery Energy of Salt Lake City and Utah Fabrication of Tooele, Utah, have joined the effort as engineering and fabrication partners.  The scope of the pre-production test will include ore handling through oil vapor cooling.  Other aspects of EnShale’s proprietary process will not be tested at this stage as all are applications of known technologies.

EnShale expects to produce approximately 50 barrels per day at peak operation of its pre-production plant during a 100-day operation plan over a six month period.  A variety of operating parameters will be evaluated during the test operation to provide details for the Company’s design of a commercial facility.   Current plans are targeted at a commercial plant capable of producing 15,000 barrels per day at a target cost of less than $30 per barrel.

The Company has applied for a surface rights lease with the State of Utah for land that the Company has already been granted oil shale mineral rights leases for in the vicinity of Bonanza, Utah (Section 25 of Township 9 South Range 24 East).  The Company has also requested access to approximately 5,000 tons of oil shale ore currently being stored at the BLM’s White River Mine Site.

Cost

EnShale has estimated costs for the pre-production plant project as follows:

Engineering and Equipment    $1.8 million

Surface Restoration                    0.1 million

Other                                             0.1 million

Total                                            $2.0 million

No revenues are expected from the operation of the pre-production plant.  Funding is anticipated to be provided from internal sources from EnShale and Bullion.

Timing

Equipment fabrication is underway at Utah Fabrication, with the largest items being constructed on skids to allow transfer to Uintah County.  Other equipment is being assembled for eventual construction on the lease site.  The Company expects to have the plant completed in the fourth Quarter of calendar 2008 and will commence test operations immediately.

Current Status of Properties

The following is a brief summary of current or planned operations on the properties in which Bullion presently has an interest:

Ophir:  No operations have been commenced on this property; the Company has no present plans to develop this mining property; and no estimates have been made or are planned regarding determining the reserves on this property.  However, management is currently entertaining offers from Kennecott Copper and others to explore this property.

Maggie Creek: This property is not currently in operation, but adjacent to this property is Newmont’s Gold Quarry mine, which is a producing gold mine.  Since the Company has only a minor royalty interest in this property, it does not have the right to conduct mining operations.  No estimates have been made or are planned regarding determining the reserves on this property.

North Pipeline Mine:  Currently, an unaffiliated mining company, Nevada Rae Gold, Inc. has been given rights to mine gold from the placer deposits (the top gravel layer) on this property.  The Company has a guaranteed royalty on this production on a sliding scale of $12,500 minimum annual royalty per year or $0.50 a yard production royalty or a production royalty of 4% net, whichever is greater.  No estimates have been made on the mineral deposits on the land; however, it has had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of this gold property, and management is also contemplating Bullion’s own exploration program for this very promising project.

Leeville/East Ore Mine:  This property is currently being mined by Newmont, and the Company is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  Newmont has estimated that full production was reached by the end of 2007.

Gold Mountain Property:  No operations have commenced on this property; and the Company only has an interest in the company that owns this property and not in the property itself.

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

EnShale Stock Ownership

The following table indicates the current ownership of EnShale:

Stock Ownership of EnShale, Inc.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock Common Stock	Bullion(1) R. Don Morris(2)	32,000,000 1,680,000	80.0% 4.2%
Common Stock Common Stock	James A. Morris(2) Robert D. Morris(2)	400,000 1,200,000	1.0% 3.0%
Common Stock	Peter Passaro(2)	400,000	1.0%
Common Stock	Wayne E. Pearce(2)	1,400,000	3.5%
Common Stock Common Stock	Rex L. Franson(2) Merrill C. Fisher(2)	1,720,000 1,200,000	4.3% 3.0%
Total		40,000,000	100%

(1)

12,000,000 shares acquired in exchange for License Agreement acquired for $400,000 on January 10, 2006, or approximately $0.033 per share; and 20,000,000 shares acquired for the transfer of rights that Bullion owned to its oil shale mineral leases on Utah State Institutional Trust Land in Eastern Utah’s Uintah County.  The Company acquired the five oil shale mineral leases exchanged for these shares from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a 10 year life, with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During the year ended April 30, 2008, lease payments totaled $5,231

(2)

Acquired March 10, 2006, for services rendered of an aggregate value of $264,000 or approximately $0.033 per share.  R. Don Morris is the Chairman of the Board of EnShale; Rex L. Franson is the CEO; Wayne E. Pearce is the Vice President and Corporate Secretary; Merrill C. Fisher is a Vice President and Director; Robert D. Morris is Controller and a director; Peter Passaro is a founder; and James A. Morris is a founder.  All, with the exception of Merrill C. Fisher and Robert D. Morris are directors and executive officers of Bullion.

Risk Factors

The ownership of shares of common stock of Bullion is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this Annual Report, prior to considering any investment in Bullion.

Risks Related To Bullion

Limited operations and continued losses.    Bullion has operated at a loss for much of its existence, with very limited operations in recent years. There can be no assurance that Bullion will continue to operate at a profit.

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

Bullion will not be successful unless it recovers precious metals  or oil from oil shale and sells them in U.S. or world markets.  Bullion’s success and possible growth will depend on its ability, or the ability of those companies in which it is in contract with, to recover precious metals or oil, process them and successfully sell them on U.S. and world markets. The success of this process is dependent on the spot market prices paid in relation to the costs of production. Bullion may not always be able to produce at a profit because it can maintain a level of control only over its costs and has no ability to control the world spot market prices.

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

Bullion’s operations are subject to strict environmental regulations that may result in added costs of operations and operational delays.  Exploration and development operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of Bullion’s planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect Bullion’s projects. Bullion is currently subject to environmental regulations with respect to all of its properties.

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

Changes in state laws, which are already strict and costly, can negatively effect our operations by becoming stricter and costlier.  At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety, and various permitting agencies.  Nevada state law requires projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, Bullion is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

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

Bullion’s business depends on a limited number of key personnel, and the loss of any of these personnel could negatively affect us.  Bullion’s officers are important to its success. If they become unable or unwilling to continue in their present positions, Bullion’s business and financial results could be materially negatively affected.

No established market for common stock; no market for shares.  Although our common stock is quoted on the OTC Bulletin Board of FINRA under the trading symbol “BULM,” there is currently no established trading market for our shares, and there can be no assurance that such a market will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.

Shares eligible for public sale in the future could decrease the price of Bullion’s common shares and reduce our future ability to raise capital.   All shares issued in the Fairness Hearing will be freely transferable and will not be “restricted securities.” If there is ever an established trading market in our common stock, of which there can be no assurance, sales of substantial amounts of Bullion common stock in the public market could decrease the prevailing market price of Bullion common stock and its ability to raise equity capital in the future.

“Penny stock” rules may make buying or selling Bullion common stock difficult.  Bullion anticipates that if a market is eventually created in its common stock, the trading price will be at $5.00 or less per share. Securities that trade for $5.00 or less are subject to the “penny stock” rules. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Bullion’s securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and the current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Bullion’s securities, which could severely limit the market price and liquidity of its securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Securities and Exchange Commission’s regulations concerning the transfer of penny stocks.  These requirements may restrict the ability of broker-dealers to sell Bullion common stock and may affect your ability to resell Bullion common stock.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

EnShale, Bullion’s majority-owned subsidiary, acquired a non-exclusive right to technology covered by U.S. Patent #6,709,573 from The Anthon Leon Smith and Rosalie Smith Revocable Living Trust for $500,000 on January 10, 2006.  The technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  The current patent was based upon prior work protected under U.S. Patent #4,725,350.  This license is subject to a 6% gross royalty payment paid to the owners of the patented process, on all oil produced from the use of the patented process.  There are also gross margin royalty payments that could increase the total royalty to as much as 12%.  Current technology processes being developed by Bullion for the extraction of oil from oil shale rely only on the prior public art of the former patent that is in the public domain; any development of a process based upon that prior public art will not be subject to these royalty payments.  A copy of this License Agreement is filed as an Exhibit to our 2006 10-KSB Annual Report and is incorporated herein by reference.  See Exhibit No. 10.2 in the Exhibit Index, Part III, Item 13.

Bullion has multiple royalty agreements with Newmont.  Bullion has a 3% net smelter return royalty dated April, 1990, on its Maggie Creek property.  This property is not currently in operation, but is adjacent to the property in Newmont’s Gold Quarry Mine, which is a producing gold mine.  Bullion also has a royalty interest in its Leeville/East Ore mine property, which encompasses two of Newmont’s mines, the East Ore and the Leeville mine.  This royalty is a 1% gross smelter return as set forth in the agreement dated May 10, 1979, between Bullion and Newmont.

.

Bullion also has a royalty agreement with Nevada Rae Gold, Inc. on its North Pipeline mine property, pursuant to a contract entered into in September of 2003 for the mining rights of the surface gravel.   The contract calls for a guaranteed annual royalty on a sliding scale of $12,500 minimum annual royalty per year or $0.50 a yard production or a production royalty of 4% net, whichever is greater.  Bullion has retained all rights to the hard rock minerals in the 440 Acres.

See the description of Bullion’s properties in Part I, Item 2, and the heading “Current Status of Properties,” of this Item, above.

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

At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety and various permitting agencies.  Bullion is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Securities and Exchange Commission and Sarbanes/Oxley Act

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of Bullion at a special or annual meeting thereof or pursuant to a written consent will require Bullion to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

Bullion is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

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

Additional Information

You may read and copy any materials that we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the Securities and Exchange Commission at its Internet site at www.sec.gov.  Please call them at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s Exchange Act reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

Item 2. Description of Property

Bullion has the following interests in mineral properties and oil and gas leases.  Access is year round, except the Sumpter, Oregon property is only accessible by four-wheel drive during the winter months.

Ophir:  This property is located in Tooele County, Utah, Township 5 South, Range 4 West, and is accessed via improved unpaved roads.  This property was purchased in two transactions during the 1970’s, and consists of a 100% interest in five patented claims located in Tooele County, Utah, the Commodore, Prince of Wales, Prince of Wales #2, Prince of Wales #4 and Prince of Wales #5 claims.  No operations have commenced on this property, and no estimates of the mineral deposits have been made.  The Company has no present plans to develop this mining property.  No estimates have been made or are planned regarding determining the reserves on this property.

Location of Ophir claim from Salt Lake City, Utah

13
14
WEBER
MORGAN
DAVIS
GREAT SALT LAKE
SUMMIT
SALT LAKE
TOOELE
UTAH
WASATCH
JUAB
CARBON
South Ogden
Roy
Clinton
Clearfield
West Pt
Syracuse
Layton
Kaysville
Fruit Heights
Morgan
Farmington
Centerville
Bountiful
North Salt Lake
SALT LAKE CITY
See Page 26
Coalville
Henefer
Echo
Mountain Green
Croydon
Peterson
Enterprise
Milton
Stoddard
Littleton
Taggarts
Richville
Porterville
Upton
Pineview
Oakley
Marion
Kamas
Francis
Woodland
Park City
Heber City
Midway
Charleston
Daniel
Wallsburg
WEST VALLEY CITY
Magna
West Jordan
South Jordan
SANDY
Draper
Riverton
Bluffdale
Alpine
Highland
Cedar Hills
Lehi
American Fork
Pleasant Grove
Lindon
Orem
PROVO
Springville
Mapleton
Spanish Fork
Salem
Payson
Woodland Hills
Elk Ridge
Santaquin
Genola
Goshen
Elberta
Eureka
Mammoth
Silver City
Tooele
Grantsville
Erda
Stansbury Park
Lake Point
Stockton
Rush Valley
Ophir
Mercur
Cedar Fort
Fairfield
Eagle Mountain
Saratoga Springs
Vineyard
Vernon
Clover
Saint John
Mona
Nephi
Levan
Mount Pleasant
Fairview
Fountain Green
Moroni
Wales
Spring City
Indianola
Milburn
Scofield
Helper
Colton
Lynndyl
Leamington
Oak Creek
Birdseye
Uinta National Forest
Wasatch-Cache National Forest
Manti-La Sal National Forest
Strawberry Reservoir
Utah Lake
Mormon Pioneer National Historic Trail
Hill AFB
Bonneville Seabase
Dugway
Jordanelle State Park
Rockport State Park
Deer Creek State Park
Utah Lake State Park
Timpanogos Cave NM
Camp Floyd Stage Coach Inn State Park
Fielding Garr Ranch
Antelope Island State Park
Eagle Mountain
Tintic
Wasatch Mountain State Park
Sunset
Hooper
Sky View
Soldier Summit
Diamond
Thistle
Starvation WMA
Gooseberry
Clear Creek
Jericho
White Sands
Little Sahara Recreation Area
Sand Mountain
Rockwell Natural Area
San Pitch Mountains

Location of Ophir claim from Tooele, Utah

Ophir claims map

This is the grid map of Township 5 South Range 4 West of the Salt Lake Meridian, Utah.  Please see the attached pdf for the actual map.

Maggie Creek:  This property is located in Eureka County, Nevada, seven miles north of Carlin, unpatented claims located in sections 12 and 14, township 33 North, Range 51 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  Bullion’s interest in this property is limited to future three-percent (3%) royalty income from operations performed by others mining this property.  No operations have commenced on this property.  This property is just south of Newmont’s Gold Quarry deposit. This property is not currently in operation but adjacent to this property is Newmont’s Gold Quarry mine, which is a producing gold mine.  Since the Company has only a minor royalty interest in this property, it does not have the right to conduct mining operations.  No estimates have been made or are planned regarding determining the reserves on this property.

Nevada map with the Maggie Creek, North Pipeline Mine and Leeville/East Ore Mine locations

Leeville Maggie Claims
N. Pipeline
GREAT BASIN
NEVADA
Denio
McDermitt
Upper Lake
Middle Alkali Lake
Black Rock Desert
Santa Rosa Range
Independence Mts
Humboldt R
Winnemucca
Battle Mountain
Carlin
Elko
Wells
Wendover
80
Pyramid Lake
Trinity Range
Lovelock
Stillwater Range
Carson Sink
Fernley
Reno
Sparks
Virginia City
Carson City
Fallon
Shoshone Mts
Austin
Toiyabe Range
Eureka
Ruth
Ely
Egan Range
Schell Creek Range
Snake Ra
Wheeler Pk 13063
Yerington
Schurz
Gardnerville
Walker Lake
Mt Grant 11239
Hawthorne
Round Mountain
Monitor Range
Hot Creek Range
Grant Range
Mono Lake
Boundary Pk 13140
Tonopah
Pioche
Panaca
Caliente
Yosemite Village
Mariposa
Bishop
White Mts
Owens R
Pahute Mesa
Madera
Clovis
Independence
Beatty
St George
15
Indian Springs
Sheep Range
Overton
Lake Mead
Lone Pine
Mt Whitney 14494
Owens Lake
Death Valley
Panamint Range
Amargosa Range
Charleston Pk 11918
North Las Vegas
Las Vegas
Henderson
Boulder City
CALIFORNIA
SIERRA NEVADA
Visalia
Tulare
Porterville
Kern River
Delano
Trona
Ridgecrest
5
Wasco
Oildale
Bakersfield
Lake Mohave
Bullhead City
Taft
Tehachapi
Mojave
MOJAVE DESERT
Barstow

Locations of the Maggie Creek, North Pipeline Mine and Leeville/East Ore Mines in Central Nevada

North Pipeline Mine:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East, Mount Diablo Meridian, Section 9, more particularly described as the E ½;  E ½ of the NW ¼ of Section 9, Twp 29, Range 47, and is accessed via improved paved roads.  This property was purchased on June 6, 1979.  Currently, an unaffiliated mining company (Nevada Rae Gold) has been given rights to mine gold from the placer deposits (top gravel layer).  Bullion has a guaranteed royalty on a sliding scale of $12,500 minimum annual royalty per year or $0.50 a yard production royalty or a production royalty of 4% net, whichever is greater.  No estimates have been made on the mineral deposits on the land.

Location of North Pipeline Mine from I-80

N. Pipeline 2

Nevada
0
10mi
USGS

6\17\2008

No warranty is made by the BLM for the use of the data for purposes not intended by the BLM.

Leeville/East Ore Mine:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  The property is currently being mined by Newmont, and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.

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
35N 51E
35N 49E
35N 50E
34N 51E
34N 49E
34N 50E
N
0
2mi
33N 51E

6\17\2008

No warranty is made by the BLM for the use of the data for purposes not intended by the BLM.

Gold Mountain Property.  Bullion owns approximately 1% of Gold Mountain Exploration and Development Company for a $28,000 investment in a gold mine with a 750,000 ounce drilled gold resource.  The property is located approximately seven miles north of Sumpter, Oregon, or 40 miles southwest of Baker City, Oregon.  No operations have commenced on this property; and the Company only has an interest in the company that owns this property.

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

Location map of EnShale leases on the Utah - Colorado border

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

0 1 2 4 6 mi

0 5,000 10,000 20,000 30,000 ft

0 1 2 4 6 k

State of Utah
School & Institutional
Trust Lands Administration

Office Building:  In August, 2005, Bullion purchased an 1,850 square foot office building for $175,000.  This building is used by Bullion for its executive offices.  The building is located at 299 East 950 South, Orem, Utah..

Business Building: On May 22, 2008, Bullion’s management voted by a majority to purchase a property for the use of business in the Vernal, Utah, area. Bullion’s majority-owned subsidiary, EnShale, is expected to commence operations of its oil shale demonstration plant, and subsequently, its full production facility, in that same area. The property was purchased for $317,900 and sits at approximately 2,000 square feet of finished interior with an additional 1,500 available to be finished.

Item 3. Legal Proceedings

Except as indicated below, Bullion is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against Bullion. No director, executive officer or affiliate of Bullion or owner of record or beneficially of more than five percent of Bullion’s common stock is a party adverse to Bullion or has a material interest adverse to Bullion in any proceeding.

On April 30, 2008, the Company announced the commencement of a legal action against Newmont to collect additional royalties it believes are owed pursuant to a 1979 agreement covering the Leeville/East Ore Mine between predecessors of Bullion and Newmont (the “Leeville/East Ore Mine Agreement” [Exhibit 10.1 in the Exhibit Index, Part III, Item 13).  Pursuant to that agreement, the Company ceased mining and exploration activities in the Lynn Mining District located in Northern Eureka County, Nevada, and in an eight square mile area of interest surrounding that mining district.  In return, Newmont (through its predecessor), as claimed by Bullion, agreed to pay

Bullion a one percent royalty on any production in the Lynn Mining District and the area of interest that was described in that agreement.  The case in pending in the United States District Court for the District of Nevada, styled as “Bullion Monarch Mining, Inc. versus Newmont USA Limited, a Delaware corporation, d/b/a Newmont Mining Corporation, and Does I-X, inclusive.”  The action was brought under a contingency agreement with the Company’s attorneys under which the Company is responsible for all costs, regardless of recovery.  No assurance can be given that the Company will be successful in this legal action.

Item 4. Submission of Matters to a Vote of Security Holders

 The Company held its 2007 Annual Meeting of stockholders on January 28, 2008, and two matters were submitted to a vote of our stockholders, the re-election of the current members of the Board of Directors and the ratification of the appointment of Mantyla McReynolds, LLC as the Company’s independent registered public accounting firm for the fiscal year ending April 30, 2008.  There were 24,529,844 shares voted in favor of re-electing R. Don Morris, 11,000 against and 6, 100 abstaining; there were 24,528,844 shares voted in favor of re-electing Peter Passaro, 11,000 against and 7, 100 abstaining; there were 24,529,844 shares voted in favor of re-electing James A. Morris, 11,000 against and 6, 100 abstaining; there were 24,529,844 shares voted in favor of re-electing Wayne Pearce, 11,000 against and 6, 100 abstaining.  24,486,944 shares voted to ratify the appointment of Mantyla McReynolds, LLC as our independent registered public accounting firm for the fiscal year ending April 30, 2008, with 60,000 abstaining.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Historically, there was an established public market for shares of common stock of Bullion in the Pink Sheet through November of 2002. Commencing in December, 2007, the Company’s common stock began being quoted on the OTCBB of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the trading symbol “BULM.”

For any market that develops for Bullion’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Bullion in accordance with Rule 144.   See the headings “Rule 144” and “Recent Sales of Unregistered Securities” of this Item below.

The following table sets forth, for the periods indicated, the high and low bid information for the Company’s common stock on the OTCBB since December, 2007, and for the quarterly periods ending April 30, 2008. These quotations do not reflect actual transactions or retail mark-ups, mark-downs or commissions.

Quarter Ended	High Bid	Low Bid
January 31, 2008	$0.70	$0.17
April 30, 2008	$0.68	$.28

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

                During the last three years, Bullion has issued the following unregistered securities:

To whom	Date	Number of shares	Consideration*
R. Don Morris	12/13/2006	4,378,962	Issued as debt relief for accrued officers compensation
Peter Passaro	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
James A. Morris	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
Wayne Pearce	12/13/2006	651,632	Issued as debt relief for accrued officers compensation
Robert Morris III	01/31/2008	100,000	Services valued at $0.05 per share
George Harris	01/31/2008	75,000	Services valued at $0.05 per share
Leonard W. Burningham	01/31/2008	50,000	Services valued at $0.05 per share

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

Purchases of Equity Securities by Us and Affiliated Purchasers

As of April 30, 2008, the Company had a total of 49,000 shares of common stock held as treasury stock.  During the year ended April 30, 2008, the Company acquired 41,500 shares valued at cost, for $26,799. The original 7,500 shares were purchased on April 12, 1986, for $5,507.

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

General

Management believes there are adequate funds to continue current operations for the next six to eight years, if the Company did not fully develop the EnShale technology and related mining operations.  Revenues from Newmont’s Leeville/East Ore mine are anticipated to be between $$3 and $3.5 million per year.

During fiscal 2009, Bullion plans to attempt to acquire a larger interest in the Sumpter Oregon (now known as the “Gold Mountain” property) in which it currently owns a non-controlling interest; and is also currently entertaining offers from Kennecott Copper and others to explore its Ophir lead, silver and copper property located in Ophir, Utah,

The Company also has had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of its North Pipeline gold property, and is contemplating its own exploration program for this very promising project during fiscal 2009.

Bullion had expected Nevada Rae Gold, Inc. to commence production on the North Pipeline property in late 2007. However, it is behind schedule due to an engineering design flaw.

Bullion’s management believes that the environment for development of natural resources is strong as prices for metals and oil are at near all time highs.  Management looks forward to future growth and profitability in this area.

EnShale has completed drawings for the construction of a pre-production plant to process oil shale in Uintah County, Utah.  Emery Energy of Salt Lake City and Utah Fabrication of Tooele, Utah, have joined the effort as engineering and fabrication partners.  The scope of the pre-production test will include ore handling through oil vapor cooling.  Other aspects of EnShale’s proprietary process will not be tested at this stage as all are applications of known technologies.

During the completion of EnShale’s demonstration plant, Bullion will be evaluating various possibilities to raise the funding necessary to construct the expected full production plant and underground mining operation in the Vernal, Utah, area. The funding may take the form of equity, debt or a combination thereof.  It will, as is normal for such a financing process, require a proper due diligence period followed by a contractual negotiation period – all common to the financial industry for such a secondary public and private offering.

Bullion does not expect to sell or dispose of any of its assets during the next 12 months. The Company does, however, expect to experience some changes in its employee roster, as well as that of the Board of Directors and it outside advisory board.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended April 30, 2008 compared to the Year Ended April 30, 2007

Royalty revenues increased substantially during fiscal 2008 compared to 2007.  Bullion received $2,662,399 in 2008 compared to $1,352,801 in fiscal 2007.  Bullion’s largest revenue source is coming from the 1% royalty on Newmont’s Leeville/East Ore mine.  Newmont has increased production on its Leeville/East Ore mine and is therefore increasing their royalty payment to Bullion.  According to Newmont, full capacity was reached during 2007.

Bullion’s liabilities increased in fiscal 2008 from $178,705 to $393,335.  The main reason for this increase in 2008 was due to taxes payable of $250,059.  We had no taxes payable in 2007, due to a tax-loss carryforward.  Bullion was able to pay accrued compensation in fiscal 2007 in the form of cash and securities, which decreased its other liabilities from $72,000 to $27,000.  The leases that Bullion was able to secure in Uinta County, Utah, in 2006, were booked as long term liabilities.  These leases are renewable each year, and if market conditions change, Bullion could easily fail to renew the leases.

Expenses in the fiscal year ended 2008 increased by $789,912 as compared to the fiscal year ended 2007.  The increased expense was due to additional $549,341 in research and development expenses and an increase of $240,571 in general and administrative expenses.  These expenses increased primarily due to the employment of two new employees during that period.

For the fiscal year ended April 30, 2008, Bullion had royalty revenues of $2,662,399 compared to the fiscal year ended April 30, 2007, in the amount of $1,352,801.  General and administrative expenses for the fiscal year ended April 30, 2007, were $864,300 compared to $1,104,871 for the fiscal year ended April 30, 2008.  Bullion also had research and development expenses in the fiscal year ended 2008 of $573,987 compared to $24,646 in 2007.  These revenues resulted in an operating income of $983,541 for the fiscal year ended April 30, 2008, compared to operating income of $463,855 for the fiscal year ended April 30, 2007.  In the fiscal year ended April 30, 2008, Bullion had other income of $0, interest income of $20,686, interest expense of $1,044 and a net loss to a non-controlling interest of $37,565, compared to the fiscal year ended April 30, 2007, in which Bullion had other income of $37,500 and interest income of $4,016 and a net loss allocated to the non-controlling interest of $86,712.  During the fiscal year ended April 30, 2008, we had an unrealized gain on marketable securities of $8,103, with no comprehensive income in the fiscal year ended April 30, 2007.  Bullion had a net income in the fiscal year ended April 30, 2008, of $537,291, compared to net income for the fiscal year ended April 30, 2007, of $640,167.

Liquidity

Bullion had cash and cash equivalents of $1,356,679 as of April 30, 2008, and total current assets of $1,632,102; total current liabilities of $366,461; and a total stockholders’ equity of $2,482,279.

Off-Balance Sheet Arrangements

Bullion had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

Item 7. Financial Statements.

Bullion Monarch Mining, Inc.

Report of Independent Registered Public Accounting Firm & Financial Statements

April 30, 2008

Bullion Monarch Mining, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bullion Monarch Mining, Inc

Orem, Utah

We have audited the accompanying balance sheet of Bullion Monarch Mining, Inc. as of April 30, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Mining, Inc. as of April 30, 2008, and the results of operations and cash flows for the years ended April 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

July 23, 2008

BULLION MONARCH MINING, INC.

CONSOLIDATED BALANCE SHEET

April 30, 2008

ASSETS
Current assets
Cash and cash equivalents	$1,356,679
Royalty receivables - Note 1	261,085
Prepaid expense	6,632
Employee advances - Note 1	3,500
Taxes receivable	4,206
Total current assets	1,632,102

Property, plant and equipment:
Property, plant and equipment, net - Note 1 & 9	337,343

Other assets:
Mining properties - Note 1 & 8	273,071
Oil shale leases - Note 1 & 8	53,160
Investments - Note 1 & 13	130,084
Patent - Note 10	429,687
Other asset	20,167
Total other assets	906,169
Total assets	$2,875,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,603
Accrued liabilities	83,595
Taxes payable - Note 2	250,059
Deferred tax liability - Note 2	5,181
Current portion of long-term lease obligation - Note 8	4,023
Total current liabilities	366,461

LONG-TERM LIABILITIES
Long-term lease obligation - Note 8	26,874
Total long-term liabilities	26,874
Total liabilities	393,335

Non-controlling interest - Note 7	-

STOCKHOLDERS’ EQUITY
Preferred stock - par value $0.001,10,000,000 shares authorized No issued or outstanding	-
Common stock - par value $0.001, 100,000,000 shares authorized 40,453,510 issued and outstanding	40,453
Additional paid-in capital	4,322,991
Less treasury stock - Note 3	(32,306)
Accumulated other comprehensive income	8,103
Accumulated deficit	(1,856,962)
Total stockholders’ equity	2,482,279
Total liabilities and stockholders’ equity	$2,875,614

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended April 30, 2008 and 2007

	Consolidated Year Ended April 30, 2008	Consolidated Year Ended April 30, 2007
Royalty revenues	$2,662,399	$1,352,801

Research & development expenses	573,987	24,646
General & administrative expense	1,104,871	864,300
Operating income	983,541	463,855
Other income (expense)
Other income	-	37,500
Interest income	20,686	4,016
Interest expense	(1,044)	(1,161)
Total other income	19,642	40,355

Net income before non-controlling interest	1,003,183	504,210
Non-controlling interest	37,565	86,712
Net income before income taxes	1,040,748	590,922
Provision/(benefit) for income taxes	503,457	(49,245)
Net income	$537,291	$640,167

Other comprehensive income
Change in unrealized gain on marketable securities	8,103	-
Net comprehensive income	$545,394	$640,167

Earnings per share - basic and diluted	$0.01	$0.02
Weighted average shares outstanding	40,337,321	40,228,510

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended April 30, 2008 and 2007

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Treasury Shares	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Net Stockholders’ Equity
Balance, April 30, 2006	-	$-	40,228,510	$40,229	$(5,507)	$4,311,966	$-	$(3,034,420)	$1,312,268

Net income for the year ended April 30, 2007	-	-	-	-	-	-	-	640,167	640,167
Balance, April 30, 2007	-	-	40,228,510	40,229	(5,507)	4,311,966	-	(2,394,253)	1,952,435

Purchase of treasury stock	-	-	-	-	(26,799)	-	-	-	(26,799)

Stock issued for compensation at $.05 a share	-	-	225,000	224	-	11,025	-	-	11,249

Unrealized gain on investment, net of tax	-	-	-	-	-	-	8,103		8,103
Net income for the year ended April 30, 2008	-	-	-	-	-	-	-	537,291	537,291
Balance, April 30, 2008	-	$-	40,453,510	$40,453	$(32,306)	$4,322,991	$8,103	$(1,856,962)	$2,482,279

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2008 and 2007

	For the Year ended April 30, 2008	For the Year ended April 30, 2007
Cash flows from operating activities:
Net income	$537,291	$640,167

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-controlling interest	(37,565)	(86,712)
Depreciation	17,667	16,125
Amortization	32,083	31,250
Issuance of stock for compensation	11,249	-
Bad debt expense	5,659	2,153
(Increase)/decrease in royalty receivable	(117,031)	(101,808)
(Increase)/decrease in prepaid expenses	(2,375)	(4,257)
(Increase)/d ecrease in employee advances	(3,500)	11,500
(Increase)/decrease in tax receivable	(4,206)	-
Increase/(decrease) in accounts payable	9,892	(66,280)
Increase/(decrease) in taxes payable	250,059	-
Increase/(decrease) in deferred tax asset	263,745	(49,245)
Increase/(decrease) in accrued liabilities	(19,592)	85,455
Increase/(decrease) in accrued officer compensation	(27,000)	(45,000)
Net cash from operating activities	916,376	433,348

Cash flows from investing activities:
Purchase of froperty, plant & equipment	(131,530)	(15,500)
Payment from short-term loans	-	10,000
Purchase of available for sale securities	(26,300)	(62,500)
Purchase of other asset	(21,000)	-
Net cash from investing activities	(178,830)	(68,000)

Cash flows from financing activities:
Payment of related party notes	-	(2,674)
Payment of note payable	(3,909)	(3,792)
Payments for treasury stock	(26,799)	-
Net cash from financing activities	(30,708)	(6,466)

Net increase in cash	706,838	358,882
Beginning cash balance	649,841	290,959
Ending cash balance	$1,356,679	$649,841
Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid during the year for interest	$1,044	$1,161

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

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

EnShale, Inc., a majority-owned subsidiary of Bullion Monarch Mining, Inc., is a Wyoming Corporation and was organized under the laws of that state on July 11, 2005 as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  This subsidiary is engaged in several activities associated with the extraction of oil from oil shale deposits in Eastern Utah.  There are three primary directions being pursued:  (1) acquisition of mineral rights, (2) technology development, and (3) fund-raising to support continuing operations.

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

 (c)

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had $1,356,679 in cash as of April 30, 2008. Of that amount, $1,078,033 exceeds the Federal Deposit Insurance Corporation (FDIC) insured limit of $100,000.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)

Consolidation

For the purposes of financial disclosure, Bullion Monarch Mining, Inc. and EnShale, Inc. have been consolidated.  All intercompany transactions have been eliminated and a non-controlling interest was recognized. The non-controlling interest was allocated its reportable share, thus reducing it to zero, at which point the Company determined that Bullion would more likely than not be responsible for maintaining the subsidiary’s operations. (See Notes 6 & 7)

(e)

Royalty Revenue

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

Revenue recognized under the Leeville, East Carlin and Barrick royalty agreement is based upon 1 percent of revenue received by the operator of the mine, Newmont, for the sale of minerals from the mines, reduced by certain costs incurred by Newmont.  In general, initial payment is based upon provisional royalties calculated using ounces of gold and silver shipped during the period.  Final royalties are paid when final settlement is made by buyers.  The Company recognizes final royalties when payment has been received.

(f)

Royalty Receivables

Royalty receivables include certain amounts due from mining lessees.  The Company books the receivable once ore deposits have been mined and sold on the market.  The Company believes all amounts are fully collectible and therefore has not booked an allowance for doubtful accounts.  The Company charges off and expenses uncollectible accounts when management estimates no possibility of collecting the related receivable.  The Company considers royalty receivables to be past due or delinquent based on contractual payment terms.

(g)

Impairment of Patents

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal year ended April 30, 2008.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)

Investments

The Company owns 100,000 common shares of Gold Mountain Exploration and Development Company (Gold Mountain) which approximates a one-percent (1%) interest.  The Company also owns 1,476,000 common shares of Sydney Resource Corporation Company which is approximately a ten-percent (10%) interest. The Company accounts for these investments as “available-for-sale” and records each of the investments at fair market value with an associated adjustment, if necessary, as an unrealized gain or loss.  The unrealized gain or loss is based on the original cost of the security verses the current fair market value.  As of April 30, 2008, the Company recorded an unrealized gain of $8,103 and a deferred tax liability of $5,181.  The investments’ fair market value was $130,084 (See Note 13).

 (i)

Property and Equipment, Mining Properties, Mineral Leases

Property and equipment is recorded at cost less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives ranging from three to five years and not to exceed 40 years for buildings.

Mining Properties

Royalty interests in mineral properties include acquired royalty interests in production stage, and development stage properties. The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Also, in accordance with EITF, 04-02, “Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues,” we recognize our royalty interests as tangible assets as of April 30, 2008 and 2007. We based our conclusion on the following factors:

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal year ended April 30, 2008.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)

Property and Equipment, Mining Properties, Mineral Leases (continued)

Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are expensed. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” For the year ended April 30, 2008, the Company has not recognized any exploration and development costs.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of May 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company pays a minerals tax to the State of Nevada. During the year ended April 30, 2008, the Company included $135,665 of this mineral tax in general and administrative expenses.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (l)

Net Income (Loss) Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), the Company computes basic income (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock during the period using the treasury stock method.  Basic and diluted earnings per share are equal because the Company does not have stock options or other common share equivalents.

(m)

Impact of New Accounting Standards

SFAS 157 Fair Value Measurements (September 2006)

This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  The Company is continuing to evaluate SFAS 157 and to assess the impact on its results of operations and financial condition.

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

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (February 2007)

SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (May 1, 2008 for the Company), with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt this standard.

SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”) (December 2007)

These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. SFAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)

Impact of New Accounting Standards (continued)

SFAS 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (March 2008)

This standard requires enhanced disclosures about a company’s derivative and hedging activities. Management does not expect adoption of SFAS 161, which is effective for the Company at the beginning of its fiscal year 2010, to have a material impact on the Company’s financial statements.

SFAS 162 The Hierarchy of Generally Accepted Accounting Principles (May 2008)

The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

SFAS 163 Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (May 2008)

SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

NOTE 2

INCOME TAXES

Below is a summary of deferred tax asset calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased by $355,280 from a balance of $133,802 as of April 30, 2007.  Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $489,082, net of a valuation allowance of $489,082, as detailed below.

	2008	2007
Deferred Tax Assets
Net Operating Losses	$489,082	$397,547
Valuation Allowance	(489,082)	(133,802)
Net Deferred Tax Asset	-	263,745
Deferred Tax Liabilities
Available for Sale Securities	(5,181)	-
Net Deferred Tax Liability	(5,181)	-
Net Deferred Taxes	(5,181)	263,745

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 2

INCOME TAXES (Continued)

The provision for income taxes consists of the following:

	2007	2006
Current Taxes
Federal	$206,626	$-
State	33,086	-
Deferred Taxes
Federal	229,932	(42,932)
State	33,813	(6,313)
Provision for Income Taxes	$503,457	$(49,245)

Reconciliation between income taxes at the statutory tax rate (39%) and the actual income tax provision for continuing operations follows:

	2008	2007
Expected Provision/(Benefit) (based on statutory rate)	$405,892	$230,459
Effect of:
Non-controlling interest	(14,650)	-
Federal benefit of state taxes	(12,475)	-
Net Operating Losses	(77,994)	-
Non-deductible permanent difference	(152,596)	(79,139)
Increase/(Decrease) in valuation allowances	355,280	(200,565)
Total actual provision/(benefit)	$503,457	$(49,245)

The Company’s subsidiary has the following operating loss carryforwards available at April 30, 2008:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/2006	4/30/2026	$351,426
4/30/2007	4/30/2027	217,449
4/30/2008	4/30/2028	685,184

Total NOL Carryforward		$1,254,059

The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  A reconciliation of our unrecognized tax benefits for 2008 is presented in the table below:

                                                                      Balance as of May 1, 2007                                                                     $      -

                Additions based on tax positions related to the current year

                  -

                Additions based on tax positions related to prior year

  -

                Reductions for tax positions of prior years

  -

                Reductions due to expiration of statute of limitations

  -

                Settlements with taxing authorities

  -

                Balance as of April 30, 2008

                                                          $      -

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 2

INCOME TAXES (Continued)

The Company has filed income tax returns in the US. All years prior to1997 are closed by expiration of the statute of limitations.  The years ended April 30, 1997 through 2007, will close by expiration of the statute of limitations September 2010. The year ended April 30, 2008 is open for examination.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended April 30, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at April 30, 2008 and 2007, respectively.

NOTE 3

TREASURY STOCK

As of April 30, 2008, the Company had a total of 49,000 shares of common stock held as treasury stock.  During the year ended April 30, 2008, the Company acquired 41,500 shares valued at cost, for $26,799. The original 7,500 shares were purchased on April 12, 1986, for $5,507. The Company accounts for treasury stock within the cost method.

NOTE 4

CONCENTRATIONS

During the year ended April 30, 2008, the Company received 99% of its royalty revenues from a single entity.  As of April 30, 2008, the total royalty receivable balance of $261,085 was due from this entity. Should this entity experience any difficulties, the Company could be severely impacted including a loss of all material income.

NOTE 5

PREFERRED AND COMMON STOCK

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.001.  The preferred shares have rights and preferences as the Board of Directors shall determine.  To date, the Board of Directors has not established any rights or preferences.  There are no preferred shares issued or outstanding.  The Company has authorized 100,000,000 shares of common stock at a par value of $.001. As of April 30, 2008, 40,453,510 common shares were issued and outstanding.  The Company has treasury shares of 49,000 valued at $32,306.

NOTE 6

INTERCOMPANY TRANSACTIONS

As of April 30, 2008, EnShale Inc, a subsidiary of the Company, owed the Company $1,131,370. In addition, EnShale Inc. also owed the Company $38,114 in accrued interest. The Company loaned EnShale Inc. the cash so EnShale Inc. could cover some of its operating expenses. Both the short-term loan and accrued interest were eliminated in these consolidated financial statements.

NOTE 7

NON-CONTROLLING INTEREST

EnShale, Inc., a Wyoming Corporation, was organized under the laws of that state on July 11, 2005.  Bullion originally owned 100% of the subsidiary’s stock. On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale in lieu of compensation. The Company issued 8,000,000 shares of EnShale common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation. On April 30, 2008, EnShale issued 20,000,000 shares of its common stock to the Company for the purchase of oil shale leases. As of April 30, 2008, the Company’s owned 80% of EnShale.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

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

North Pipeline Mine:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East and is accessed via improved paved roads.  This property was purchased on June 6, 1979.  Currently, a mining company has been given rights to mine gold from the placer deposits (top gravel layer).  Bullion has a guaranteed royalty on a sliding scale of $12,500 or $.50 a yard production royalty, whichever is greater.  No estimates have been made on the mineral deposits on the land.

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

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 8

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves.   As of April 30, 2008 and 2007, no depletion was reflected in the accompanying financial statements since the amount was determined to be insignificant. The following table presents each property and its carrying value:

Property Name	Carrying Value
Maggie Creek	$22,211
440 Acre-Long	500
Commonwealth/Ophir	250,000
Leeville	360

Total Mining Properties, at cost	$273,071

Mineral Leases

During 2006, the Company acquired five (5) oil shale mineral leases from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a ten (10)-year life with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During the year ended April 30, 2008, lease payments totaled $5,231.  The leases may be extended if the State chooses to grant an extension.  If the lease is extended, the following advanced annual minimum royalty payments are due on or before the anniversary date of the lease:

Year	Minimum Annual Royalty
11 thru 15	$10 per acre or part of acre
16 thru 20	$15 per acre or part of acre
21 and beyond	$20 per acre of part of acre

A production royalty is also owed to the State of five-percent (5%) of the market price of the minerals sold with a minimum royalty of one dollar ($1.00).  The production royalty may be increased at one-percent (1%) per annum until a maximum of twelve- and-one half-percent (12½%) is reached. In 2008 and 2007, no production royalties were accrued or paid because production on these properties had not commenced.

These leases, as they appear on the balance sheet, have been capitalized over ten (10) years, the expected life of the leases, presently valued using an assumed interest rate of three-percent (3%).  At the time of payment, an amount will be allocated between the principle of the lease and interest expense.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 8

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

The following is a schedule by years of future minimum lease payments extending beyond April 30, 2008:

Year ending April 30	Amount
2009	4,023
2010	4,144
2011	4,268
2012	4,396
Thereafter	14,066
Total	$30,897

NOTE 9

PROPERTY, PLANT, & EQUIPMENT

Equipment is stated at cost less accumulated depreciation and is summarized as follows:

	Cost	Accumulated Depreciation	Net
Automobiles	$47,621	$26,185	$21,436
Building	276,985	9,573	267,412
Furniture & Fixtures	22,957	9,462	13,495
Land	35,000	-	35,000
Total Property & Equipment	$382,563	$45,220	$337,343

Depreciation expense was $17,667 and $16,125 for the years ended April 30, 2008 and 2007, respectively.  The cost of repairs and maintenance is charged to operations as incurred.

NOTE 10

PATENT

During 2006, EnShale, Inc. entered into an agreement to purchase non-exclusive rights to a patent for $500,000.  The patent is amortized using the straight-line method over its estimated useful life of 16 years. Amortization expense was $31,250 and $31,250 for 2008 and 2007, respectively.

The following is a listing of the estimated amortization expense for the next five years:

For the year ended 4/30/2009	$31,500
For the year ended 4/30/2010	31,500
For the year ended 4/30/2011	31,500
For the year ended 4/30/2012	31,500
For the year ended 4/30/2013	31,500

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 11

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

NOTE 12

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gain (losses) on available-for-sale securities. The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company’s financial position or results of operations. (See Note 13)

NOTE 13

INVESTMENTS

The Company’s investments at April 30, 2008 and 2007 are summarized as follows:

Common Stock Holdings	2008	2007
Gold Mountain Exploration and Development Company
Fair Value	$43,000	$28,000
Cost	43,000	28,000
Unrealized holding gain	-	-

Sidney Resources Corporation
Fair Value	87,084	62,500
Cost	73,800	62,500
Unrealized holding gain	$13,284	$-

Total Fair Value	130,084	62,500
Total Cost	116,800	62,500
Total Unrealized holding gain	13,284	-
Deferred tax liability	(5,181)	-
Total unrealized holding gain, net of tax	$8,103	$-

NOTE 14

EMPLOYEE ADVANCES

Employee advances consist of amounts due from an employee of the Company. Payments of $500 per month will be deducted from the employee’s payroll until the advance is paid in full.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2008 and 2007

NOTE 15

SUBSEQUENT EVENT

On May 22, 2008, Bullion’s management voted by a majority to purchase a property for the use of business in the Vernal, Utah, area. Bullion’s majority-owned subsidiary, EnShale, is expected to commence operations of its oil shale demonstration plant, and subsequently, its full production facility, in that same area. The property was purchased for $317,900 and sits at approximately 2,000 square feet of finished interior with an additional 1,500 available to be finished.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8(A)T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of April 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of April 30 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
R. Don Morris	President &	1969	*
	Director	1969	*
Peter Passaro	Chairman of the Board	1991	*
James A. Morris	Secretary/Treasurer	1992	*
	Director	1992	*
Wayne E. Pearce	Director	1997	6/24/2008
Rex L. Franson	Director	2005	*

*     These persons presently serve in the capacities indicated.

Business Experience

R. Don Morris, 64, President and Chief Executive Officer, has been a Director for Bullion since 1969. Don is best known for his discovery of the Carlin Gold Trend in the mid-1960s, opening the first two mills in the area for Bullion.  In 1966, Don has worked for Bullion in various capacities, from administrative to desert and even jungle explorative travels..  He has a lifetime of experience in mining. Mr. Morris received a Bachelor of Science in Geology from Brigham Young University.

Peter Passaro, 62 has served on the Board of Directors since 1991.  He was the President and CEO of E&P Foundry in Connecticut for 19 years before selling the business and joining Bullion. Mr. Passaro attended the University of Connecticut.

Wayne E. Pearce, 72, is has served on the Board of Directors of Bullion since 1997.  He recently retired from Brigham Young University where he was a professor of Business Management, specializing in debt and equity investments and corporate finance. Mr. Pearce has enjoyed a lengthy practice in the mining industry for over 40 years. He joined Bullion in the early 1960’s.  Mr. Pearce received a degree from the University of Utah in Economics and Finance in 1961, and his Master’s of Business Administration in 1963.

James Andrew Morris, 41, is the Secretary and Treasurer to the Board of Directors.  He has served the Board since 1992. Mr. Morris is the manager for Eagle Home Mortgage located in Elko, Nevada He graduated from Brigham Young University, receiving a Bachelor of Science degree in Business Management.

Rex L. Franson, 55, has served as a director since January 2006 Mr. Franson spent 17 years in the automobile business, including four years as an officer of Chrysler Corporation, where he served as President and COO of Chrysler Financial Corporation.  After leaving Chrysler, Mr. Franson held the position of Managing Director in the I.T. Support organization of Brigham Young University. .  In 1978, Mr. Franson graduated from Brigham Young University with a Bachelor of Arts in economics in 1978 and from the University of Michigan with an M.A. in 1980.

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

Compliance with Section 16(a) of the Exchange Act

All directors and executive officers of Bullion filed Form 3’s reporting their beneficial ownership in Bullion as outlined in this Annual Report, along with Form 4’s respecting any dispositions of those shares.

Code of Ethics

Bullion adopted a Code of Ethics that is filed as Exhibit 14 to our 2006 10-KSB Annual Report and is incorporated herein by reference.  See the Exhibit Index in Part III, Item 13.

Nominating Committee

During the Annual period ended April 30, 2008, there were no changes in the procedures by which security holders may recommend nominees to Bullion’s Board of Directors; and Bullion does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Bullion does not have an Audit Committee, and it is not required to have an Audit Committee; Bullion does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by Bullion for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
R. Don Morris President	2008 2007 2006	148,380 150,000 100,000	113,670					(3) (2) (1)	262,050 150,000 100,000
James A. Morris Secretary	2008 2007 2006	12,000 12,000 6,000						9,000 (2) (1)	21,000 12,000 6,000
Peter Passaro Chairman of the Board	2008 2007 2006	30,000 12,000 6,000						9,000 (2) (1)	39,000 12,000 6,000

Wayne Pearce Director	2008 2007 2006	53,778 58,470 10,746	12,385 (2) (1)	66,163 58,470 10,746
Rex Franson Director	2008 2007 2006	114,000 68,700 21,161	(2) (1)	114,000 68,700 21,161

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

(2)

The following “restricted securities” of Bullion were issued to these directors and officers during fiscal 2007:

To whom	Date	Number of shares	Consideration*
R. Don Morris	12/13/2006	4,378,962	Issued as debt relief for accrued officers compensation
Peter Passaro	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
James A. Morris	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
Wayne E. Pearce	12/13/2006	651,632	Issued as debt relief for accrued officers compensation
(3) The following “restricted securities” of Bullion were issued to these directors and officers during fiscal 2008.
To whom	Date	Number of shares	Consideration*
Robert Morris III	01/31/2008	100,000	Services rendered at $0.05 per share

*

At July 31, 2004, Bullion had accrued $777,000 in officer compensation for services rendered on or before July 31, 2004.  On December 31, 2006, Bullion resolved to issue 6,750,900 shares of its common stock that were “restricted securities” valued at $0.006 per share to relieve $40,505 in accrued officer compensation, and the remaining officer accrued compensation in the amount of $539,245 was forgiven by the officers under the Amended Stipulation for Judgment entered on March 31, 2005.  In addition, Bullion agreed to pay the officers $197,250 in cash. As of April 30, 2006, Bullion had accrued $72,000 in officer compensation.  See Exhibit No. 2.1 that was attached to our 2006 10-KSB Annual Report, and specifically Section 11 of Exhibit A thereof, with references to this arrangement in the Reorganization and Exchange Offer Agreement considered at the Fairness Hearing conducted by the Utah Division of Securities as outlined under the heading “Fairness Hearing” of Part I, Item 1.

Outstanding Equity Awards

None; not applicable.

Compensation of Directors

See the Summary Compensation Table of this Item, above.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who were principal shareholders of Bullion’s common stock as of July 28, 2008.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	R. Don Morris	7,799,562	19.3%
Common Stock	James A. Morris	2,884,188	7.1%
Common Stock	Peter Passaro	3,303,794	8.2%
Total		13,987,544	34.6%

Security Ownership of Management

The following table sets forth the share holdings of Bullion’s directors and executive officers as of July 31, 2007:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	R. Don Morris (1)	7,799,562	19.3%
Common Stock	James A. Morris (2)	2,884,188	7.1%
Common Stock	Peter Passaro	3,303,794	8.2%
Common Stock	Wayne E. Pearce	1,407,225	3.5%
Common Stock	Rex L. Franson	17,500	Less than 1%
Total		15,412,269	38.1%

(1)

1,600 shares are owned in the name of R. Don Morris and his spouse as JTTEN.

(2)

100,000 shares are owned indirectly in the names of his minor children (75,000 shares) and 25,000 in the name of his spouse.

All Directors and Officers in a Group

Five persons, who collectively own 15,596,374 shares or approximately 38.8% of the outstanding voting securities of Bullion, comprise the directors and executive officers.

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

Employee advances consist of amounts due from an employee of the Company. Payments of $500 per month will be deducted from the employee’s payroll until the advance is paid in full.

Parents of the Issuer

Bullion has no parents.

Transactions with Promoters and Control Persons

Except as indicated under the heading “Transactions with Related Persons” of this Item above, there were no material transactions, or series of similar transactions, during Bullion’s last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which Bullion or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of Bullion or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibit Index

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation
3.2	By-Laws
10.1	Leeville/East Ore Mine Agreement
14	Code of Ethics
21	Subsidiaries
31.1	302 Certification of R. Don Morris
31.2	302 Certification of James A. Morris
32	906 Certification
99.1	Grid map of Township 5 South Range 4 West of the Salt Lake Meridian, Utah.
99.2	10-KSB Annual Report for the fiscal year ended April 30, 1996*

*          Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to Bullion by its principal accountants during the fiscal years ended April 30, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$46,234	$29,853
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	41
Total Fees	$46,234	$29,894

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

BULLION MONARCH MINING, INC.

Date:	8/11/2008	By:	/s/R. Don Morris
R. Don Morris, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

BULLION MONARCH MINING, INC.

Date:	8/11/2008	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	8/11/2008	By:	/s/James A. Morris
James A. Morris
Secretary and Director
Date:	8/11/2008	By:	/s/Wayne E. Pearce
Wayne E. Pearce
Director