Form 10-Q
period 2008-07-31
BULLION MONARCH MINING, INC.
filed 2008-09-15
CIK 15288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-03896

BULLION MONARCH MINING, INC.

(Exact name of Registrant as specified in its charter)

Utah	20-1885668
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

299 East 950 South

Orem, Utah 84058

 (Address of Principal Executive Offices)

(801) 426-8111

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  September 11, 2008 - 40,453,510 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

July 31, 2008

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2008 (Unaudited)	April 30, 2008 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,370,741	$1,356,679
Royalty Receivables, net	430,205	261,085
Prepaid expenses	7,328	6,632
Employee advances	3,000	3,500
Tax receivable	4,206	4,206
Total Current Assets	1,815,480	1,632,102

Property, plant, and equipment:
Property, plant and equipment, net	656,893	337,343

Other Assets:
Mining Properties, at Cost	273,071	273,071
Oil shale leases	53,160	53,160
Investments	109,420	130,084
Patent, net	421,873	429,687
Other asset	19,667	20,167
Deferred Tax Asset	2,878	-
Net Other Assets	880,069	906,169
Total Assets	$3,352,442	$2,875,614

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2008 (Unaudited)	April 30, 2008 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$49,777	$23,603
Accrued Liabilities	136,355	83,595
Taxes payable	231,116	250,059
Deferred tax liability	-	5,181
Current Portion of Long-term Lease Obligation	4,023	4,023
Total Current Liabilities	421,271	366,461

LONG-TERM LIABILITIES
Long-term Lease Obligation	$26,874	$26,874
Total Long-term Liabilities	26,874	26,874
Total Liabilities	$448,145	$393,335

Non-controlling interest	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized Par value $0.001 0 shares issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized par value $0.001, 40,453,510 shares issued and outstanding	40,453	40,453
Additional Paid-in Capital	4,322,991	4,322,991
Less Treasury Stock	(32,306)	(32,306)
Accumulated other comprehensive income (loss)	(4,502)	8,103
Accumulated Deficit	(1,422,339)	(1,856,962)
Total Stockholders’ Equity	2,904,297	2,482,279
Total Liabilities and Stockholders’ Equity	$3,352,442	$2,875,614

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended July 31, 2008 and 2007

(Unaudited)

	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007
Royalty revenue	$ 1,071,160	$ 320,057

General and administrative expenses	324,556	191,718
Research & development expenses	124,500	73,918

Operating income	622,104	54,421

Other income / (expense)
Interest income	6,924	4,005
Total other income	6,924	4,005

Net income before non-controlling interest	629,028	58,426
Non-controlling interest	-	37,565
Net income before income taxes	629,028	95,991

Provision for income taxes	194,404	43,314
Net income	$ 434,624	$ 52,677

Other comprehensive income
Change in unrealized loss on marketable securities	(12,605)	-
Total comprehensive income	$ 422,019	$ 52,677

Net income per share - basic and diluted	$ 0.01	nil

Weighted average shares outstanding	40,453,510	40,228,510

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2008 and 2007

	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007
Cash Flows From Operating Activities:
Net Income	$434,624	$52,677
Adjustments to reconcile net income to net cash from operating activities:
Non-controlling Interest	-	(37,565)
Depreciation	4,425	4,392
Amortization	7,813	7,812
(Increase)/Decrease in accounts receivable	(169,120)	(2,106)
(Increase)/Decrease in Prepaid Expenses	(696)	(4,202)
(Increase)/Decrease in Employee Advances	500	-
(Increase)/Decrease in Short-term Loans	-	(126)
(Increase)/Decrease other asset	500	-
(Increase)/Decrease in Deferred Tax Asset	-	43,314
Increase/(Decrease) in Taxes Payable	(18,943)	-
Increase/(Decrease) in Accounts Payable	26,173	(3,702)
Increase/(Decrease) in Accrued Liabilities	52,760	(11,047)
Net Cash From Operating Activities	338,036	49,447

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(323,974)	(14,545)
Purchase of Available for Sale Securities	-	(8,000)
Net Cash From Investing Activities	(323,974)	(22,545)

Cash Flows From Financing Activities	-	-
Net Cash From Financing Activities	-	-

Net Increase in Cash	14,062	26,902
Cash at Beginning of Period	1,356,679	649,841
Cash at End of Period	$1,370,741	$676,743

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$241,392	$-

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2008

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the audited financial statements for the year ended April 30, 2008, and footnotes thereto included in the Company’s Form 10-KSB Annual Report for the fiscal year ended April 30, 2008.

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

NOTE 3 NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

EnShale, Inc., a Wyoming Corporation, was organized under the laws of that state on July 11, 2005.  The Company originally owned 100% of the subsidiary’s stock. On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale, Inc. in lieu of compensation. The Company issued 8,000,000 shares of EnShale, Inc. common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation. On April 30, 2008, EnShale, Inc. issued 20,000,000 shares of its common stock to the Company for the purchase of oil shale leases. As of April 30, 2008, the Company owned 80% of EnShale, Inc. EnShale, Inc. has a deficit in its stockholders’ equity.  The Company has determined that losses in excess of the non-controlling interest would more likely than not be borne by the Company. Therefore, during the quarter ended July 31, 2008, the Company reduced the loss allocated to the non-controlling interest by $30,120.  Further EnShale, Inc.’s losses will not be allocated to the non-controlling interest until the deficit in stockholders’ equity has been eliminated.

As of July 31, 2008, EnShale, Inc., owed the Company $1,131,370. In addition, EnShale, Inc. also owed the Company $52,372 in interest associated with the short-term loan. The Company loaned EnShale, Inc. the cash so EnShale, Inc. could cover some of its operating expenses. Both the short-term loan and interest expense on EnShale, Inc.’s books were eliminated in the consolidation.

NOTE 4 COMMON STOCK

On January 24, 2008, the Company’s Board of Directors approved a stock buyback program to repurchase up to $1,000,000 of its common stock with no minimum purchase required.  The buyback will be funded from free cash flow available to it from royalties and will be carried out through December 31, 2009.  No additional shares were repurchased by the Company during the three months ended July 31, 2008.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”) (December 2007)

These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. SFAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

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

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Management believes there are adequate funds to continue current operations for the next six to eight years, if the Company did not fully develop the EnShale technology and related mining operations.  Revenues from Newmont’s Leeville/East Ore mine are anticipated to be between $3 and $3.5 million per year.

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

Bullion does not expect to sell or dispose of any of its assets during the next 12 months. The Company does, however, expect to experience some changes in its employee roster, as well as that of the Board of Directors and its outside advisory board.

Results of Operations

Three Months Ended July 31, 2008 compared to the Three Months Ended July 31, 2007

Royalty revenues increased substantially for the three months ended July 31, 2008 as compared to July 31, 2007.  Bullion received $1,071,160 in the three months ended July 31, 2008, compared to $320,057 in the three months ended July 31, 2007.  Bullion’s largest revenue source is coming from the 1% royalty on Newmont’s Leeville/East Ore mine.  Newmont has increased production on its Leeville/East Ore mine and is therefore increasing their royalty payment to Bullion.  According to Newmont, full capacity was reached during 2007.

Bullion’s liabilities increased in the quarter ended July 31, 2008, from the fiscal year ended April 30, 2008, from $393,335 to $448,145.  The main reason for this increase in 2008 was due to taxes payable of $231,116, accounts payable of $49,777 and accrued liabilities of $136,355.  We had taxes payable of $250,059, account payable of $23,603 and only $83,595 in accrued liabilities for the fiscal year ended April 30, 2008.  The leases that Bullion was able to secure in Uinta County, Utah, in 2006, were booked as long term liabilities.  These leases are renewable each year, and if market conditions change, Bullion could easily fail to renew the leases.

Expenses in the three months ended July 31, 2008, increased to $449,056, as compared to the three months ended July 31, 2007, amount of $265,636.  The increased expense was due to additional $50,582 in research and development expenses and an increase of $132,838 in general and administrative expenses.

For the three months ended July 31, 2008, Bullion had royalty revenues of $1,071,160 compared to the three months ended July 31, 2007, in the amount of $320,057.  General and administrative expenses for the three months ended July 31, 2008, were $324,556 compared to $191,718 for the three months ended July 31, 2007.  Bullion also had research and development expenses in the three months ended July 31, 2008 of $124,500 compared to $73,918 in the same period of 2007.  These revenues resulted in an operating income of $622,104 for the quarter ended July 31, 2008, compared to operating income of $54,421 for the quarter ended July 31, 2007.  In the quarter ended July 31, 2008, Bullion had interest income of $6,924, compared to the quarter ended July 31, 2007, in which Bullion had interest income of $4,005 and a net income allocated to the non-controlling interest of $37,565.  During the quarter ended July 31, 2008, we had provision for income taxes of $194,404, with $43,314 for a provision for income taxes in the quarter ended July 31, 2007.  Bullion had a net income in the quarter ended July 31, 2008, of $434,624, compared to net income for the quarter ended July 31, 2007, of $52,677.

Liquidity

Bullion had cash and cash equivalents of $1,370,741 as of July 31, 2008, and total current assets of $1,815,480; total current liabilities of $421,271; and a total stockholders’ equity of $2,904,297.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

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

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

BULLION MONARCH MINING, INC.

Date:	9/15/2008	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	9/15/2008	By:	/s/James A. Morris
James A. Morris
Secretary and Director