Form 10-Q
period 2008-10-31
BULLION MONARCH MINING, INC.
filed 2008-12-15
CIK 15288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  December 15, 2008 - 40,453,510 shares of common stock.

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

October 31, 2008

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2008 (Unaudited)	April 30, 2008 (Audited) (Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,609,958	$1,356,679
Royalty Receivables, net	363,132	261,085
Prepaid expenses	22,825	6,632
Employee advances	2,000	3,500
Tax receivable	4,206	4,206
Total Current Assets	2,002,121	1,632,102

Property, plant, and equipment:
Property, plant and equipment, net	809,879	337,343

Other Assets:
Mining Properties, at Cost	273,071	273,071
Oil shale leases	9,669	9,669
Investments	87,280	130,084
Patent, net	414,060	429,687
Other asset	14,167	20,167
Deferred Tax Asset	11,513	-
Net Other Assets	809,760	862,678
Total Assets	$3,621,760	$2,832,123

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2008 (Unaudited)	April 30, 2008 (Audited) (Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$39,214	$23,603
Accrued Liabilities	179,535	83,595
Taxes payable	310,227	250,059
Deferred tax liability	-	5,181
Total Current Liabilities	528,976	362,438

LONG-TERM LIABILITIES	-	-
Total Liabilities	$528,976	$362,438

Non-controlling interest	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized Par value $0.001 No shares issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized par value $0.001, 40,453,510 shares issued, 39,946,010 and 40,404,510 outstanding as of October 31, 2008 and April 30, 2008, respectively	40,453	40,453
Additional Paid-in Capital	4,322,991	4,322,991
Less Treasury Stock	(157,022)	(32,306)
Accumulated other comprehensive income (loss)	(18,007)	8,103
Accumulated Deficit	(1,095,631)	(1,869,556)
Total Stockholders’ Equity	3,092,784	2,469,685
Total Liabilities and Stockholders’ Equity	$3,621,760	$2,832,123

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three & Six Months Ended October 31, 2008 and 2007

(Unaudited)

	For the Three Months Ended Oct. 31, 2008	For the Three Months Ended Oct. 31, 2007	For the six Months Ended Oct. 31, 2008	For the six Months Ended Oct. 31, 2007
Royalty revenue	$ 863,440	$ 435,675	$ 1,934,600	$ 755,732

General and administrative expenses	315,318	296,737	639,874	488,455
Research & development expenses	82,311	119,682	206,811	193,600

Operating income	465,811	19,256	1,087,915	73,677

Other income / (expense)
Other income	2,500	17,600	2,500	17,600
Interest income	6,483	4,932	13,407	8,937
Total other income	8,983	22,532	15,907	26,537

Net income before non-controlling interest	474,794	41,788	1,103,822	100,214
Non-controlling interest	-		-	37,565
Net income before income taxes	474,794	41,788	1,103,822	137,779

Provision for income taxes	135,493	47,665	329,897	90,979
Net income (loss)	$ 339,301	$ (5,877)	$ 773,925	$ 46,800

Other comprehensive income (loss)
Change in unrealized gain on marketable securities	(13,505)	-	(26,110)	-
Total comprehensive income (loss)	$ 325,796	$ (5,877)	$ 747,815	$ 46,800

Net income (loss) per share - basic and diluted	$ 0.01	$ (0.01)	$ 0.02	nil

Weighted average shares outstanding	40,305,326	40,221,010	40,355,457	40,221,010

See notes to financial statements.

BULLION MONARCH MINING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2008 and 2007

	For the Six Months Ended October 31, 2008	For the Six Months Ended October 31, 2007
Cash Flows From Operating Activities:
Net Income	$773,925	$46,800
Adjustments to reconcile net income to net cash from operating activities:
Non-controlling Interest	-	(37,565)
Depreciation	12,579	8,817
Amortization	16,627	15,626
(Increase)/Decrease in royalty receivables	(102,047)	32,921
(Increase)/Decrease in deposits	-	(15,000)
(Increase)/Decrease in Prepaid Expenses	(16,193)	(73,816)
(Increase)/Decrease in Employee Advances	1,500	-
(Increase)/Decrease in Short-term Loans	-	(251)
(Increase)/Decrease other asset	5,000	-
(Increase)/Decrease in Deferred Tax Asset	-	90,979
Increase/(Decrease) in Taxes Payable	60,168	-
Increase/(Decrease) in Accounts Payable	15,610	13,148
Increase/(Decrease) accrued officer compensation	-	(27,000)
Increase/(Decrease) in Accrued Liabilities	95,940	10,737
Net Cash From Operating Activities	863,109	65,396

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(485,114)	(14,545)
Net Cash From Investing Activities	(485,114)	(14,545)

Cash Flows From Financing Activities
Purchase of Treasury Stock	(124,716)	(26,300)
Net Cash From Financing Activities	(124,716)	(26,300)

Net Increase in Cash	253,279	24,551
Cash at Beginning of Period	1,356,679	649,841
Cash at End of Period	$1,609,958	$674,392

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$2,434	$-

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2008

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

EnShale, Inc., a majority-owned subsidiary of the Company, is a Wyoming Corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc. The name of that company was later changed to “EnShale, Inc.” (“EnShale”).  For the purposes of financial disclosure, the Company and EnShale have been consolidated. All intercompany transactions have been eliminated and a non-controlling interest has been recognized.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended October 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the audited financial statements for the year ended April 30, 2008, and footnotes thereto included in the Company’s Form 10-KSB Annual Report for the fiscal year ended April 30, 2008, except as amended.

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

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

Exploration and Development Costs

In general, exploration costs are expensed as incurred.  When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2008

NOTE 4 NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

EnShale, a Wyoming corporation, was organized under the laws of that state on July 11, 2005.  The Company originally owned 100% of the subsidiary’s stock. On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale in lieu of compensation. The Company issued 8,000,000 shares of EnShale common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation. On April 30, 2008, EnShale issued 20,000,000 shares of its common stock to the Company for the purchase of oil shale leases. As of April 30, 2008, the Company owned 80% of EnShale.

EnShale has a deficit in its stockholders’ equity.  The Company has determined that losses in excess of the non-controlling interest would more likely than not be borne by the Company.  Therefore, during the quarter and six month periods ended October 31, 2008, the Company did not allocate any of the EnShale losses to the non-controlling interest. Further EnShale’s losses will not be allocated to the non-controlling interest until the deficit in stockholders’ equity has been eliminated.

As of October 31, 2008, EnShale owed the Company $1,131,370. In addition, EnShale also owed the Company $66,631 in interest associated with the short-term loan. The Company loaned EnShale the cash so EnShale could cover some of its operating expenses. Both the short-term loan and interest expense on EnShale’s books were eliminated in the consolidation.

NOTE 5 COMMON STOCK

On January 24, 2008, our Board of Directors approved a stock buyback program to repurchase up to $1,000,000 of our common stock with no minimum purchase required.  The buyback will be funded from free cash flow available to us from our royalties and will be carried out through December 31, 2009.

During the quarter ended October 31, 2008, the Company acquired 458,500 shares valued at cost, for $124,716.

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS 162 The Hierarchy of Generally Accepted Accounting Principles (May 2008)

The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2008

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 7 RESTATEMENT / MINERAL LEASES

The Company determined that it had improperly accounted for mineral leases in prior periods.  The Company capitalized the present value of future lease payments and recorded a corresponding liability.  The Company determined that the lease payments should be expensed as incurred.  The following is a summary of the restated April 2008 balance sheet:

Oil Shale Leases (Other Asset)

As previously reported

$       53,160

Adjustment

        (43,491)

Restated amount

 $         9,669

Current Portion of Long-term Lease Obligation

As previously reported

$         4,023

Adjustment

          (4,023)

Restated amount

$                -

Long-term Lease Obligation

As previously reported

$       26,874

Adjustment

        (26,874)

Restated amount

$                -

Accumulated Deficit

As previously reported

$(1,856,962)

Adjustment

       (12,594)

Restated amount

$(1,869,556)

Mineral Leases

During 2006, the Company acquired five (5) oil shale mineral leases from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a ten (10)-year life with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During 2007, lease payments totaled $4,893, which was expensed through operations.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2008

NOTE 8 FAIR VALUE MEASUREMENTS

We adopted SFAS 157 (as impacted by FSP 157-2) on May 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.    SFAS 157 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2008:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	October 31, 2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	44,280	44,280

During the quarter ended October 31, 2008, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS 157) on a nonrecurring basis subsequent to their initial recognition. The aspects of SFAS 157 for which the effective date for us was deferred under FSP 157-2 until May 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the quarter ended October 31, 2008, such measurements of fair value impacted by the deferral under FSP 157-2 related primarily to the nonfinancial assets and liabilities with respect to all long-lived asset groups measured at fair value for an impairment assessment.

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

Corporate History

The following is a summary of the general business development history of the Bullion Monarch Mining, Inc. since its inception:

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

The last five bulleted items were the result of the dissolution of the Company for its failure to file an annual report in the State of Utah timely.  Under the Utah Revised Business Corporations Act, Utah Code Ann. § 16-10a-1, et. seq. (2004), corporations are given two years within which to reinstate after an administrative dissolution.  The Company was not aware that it had failed to file its annual reports as required or that it had been dissolved and because of this lack of awareness, it failed to reinstate its corporate existence within the required time and thereafter had no right to administratively reinstate. The entire process of the last four bulleted items was required because without this procedure or the filing of a registration statement by the newly formed Bullion Monarch Mining, Inc. discussed in the sixth bulleted item covering the exchange of its shares of common stock for rights of former shareholders of the Company, the issuance of the shares of this new corporation would have violated the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), and similar applicable provisions of the Utah Uniform Securities Act, Utah Code Section 61-1-1, et. seq.  This reorganization was the only viable method to reinstate the Company, and it basically placed the former shareholders of the dissolved Bullion in the same positions they were in prior to dissolution  This process was approved by the Third Judicial District Court in and for Salt Lake County, State of Utah; and the Utah Division of Securities, which issued a Securities Division Permit Authorizing Issuance of Securities, dated September 27, 2007.

The transaction is essentially a recapitalization of the prior entity, pursuant to the Third District Court’s approval of the reorganization and the Utah Division of Securities’ approval of the reorganization at a Fairness Hearing.  The recapitalization is what makes the transaction like a reverse merger, and therefore, the historical financial statements are those of the former operating company that was dissolved.

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

Results of Operations

Three Months Ended October 31, 2008 compared to the Three Months Ended October 31, 2007

Royalty revenues doubled for the three months ended October 31, 2008, as compared to October 31, 2007.  Bullion received $863,440 in the three months ended October 31, 2008, compared to $435,675 in the three months ended October 31, 2007. Bullion’s largest revenue source is coming from the 1% royalty on Newmont’s Leeville/East Ore mine.  Newmont has increased production on its Leeville/East Ore mine and is therefore increasing their royalty payment to Bullion.  According to Newmont, full capacity was reached during 2007.

Bullion’s liabilities increased in the quarter ended October 31, 2008, from the fiscal year ended April 30, 2008, from $362,438 to $528,976.  The main reason for this increase in 2008 was due to taxes payable of $310,227, accounts payable of $39,214 and accrued liabilities of $179,535.  We had taxes payable of $250,059, accounts payable of $23,603 and only $83,595 in accrued liabilities for the fiscal year ended April 30, 2008.

Expenses in the three months ended October 31, 2008, decreased to $397,629, as compared to the three months ended October 31, 2007, in the amount of $416,419.  The decreased expense was due to an increase of $18,581 in general and administrative expenses, while we decreased our research and development expenses by $37,371.

For the three months ended October 31, 2008, Bullion had royalty revenues of $863,440 compared to the three months ended October 31, 2007, in the amount of $435,675.  General and administrative expenses for the three months ended October 31, 2008, were $315,318 compared to $296,737 for the three months ended October 31, 2007.  Bullion also had research and development expenses in the three months ended October 31, 2008, of $82,311 compared to $119,682 in the same period of 2007.  These revenues resulted in an operating income of $465,811 for the quarter ended October 31, 2008, compared to operating income of $19,256 for the quarter ended October 31, 2007.  In the quarter ended October 31, 2008, Bullion had interest income of $6,483, compared to the quarter ended October 31, 2007, in which Bullion had interest income of $4,932. During the quarter ended October 31, 2008, we had provision for income taxes of $135,493, with $47,665 for a provision for income taxes in the quarter ended October 31, 2007.  Bullion had a net income in the quarter ended October 31, 2008, of $339,301, compared to net loss for the quarter ended October 31, 2007, of $5,877.

Six Months Ended October 31, 2008 compared to the Six Months Ended October 31, 2007

For the six months ended October 31, 2008, Bullion had royalty revenues of $1,934,600 compared to the six months ended October 31, 2007, in the amount of $755,732.  General and administrative expenses for the six months ended October 31, 2008, were $639,874 compared to $488,455 for the six months ended October 31, 2007.  Bullion also had research and development expenses in the six months ended October 31, 2008, of $206,811 compared to $193,600 in the same period of 2007.  These revenues resulted in an operating income of $1,087,915 for the six months ended October 31, 2008, compared to operating income of $73,677 for the six months ended October 31, 2007.  In the six months ended October 31, 2008, Bullion had interest income of $13,407, compared to the six months ended October 31, 2007, in which Bullion had interest income of $8,937, and $37,565 in non-controlling interest.  During the six months ended October 31, 2008, we had provision for income taxes of $329,897, with $90,979 for a provision for income taxes in the six months ended October 31, 2007.  Bullion had a net income in the six months ended October 31, 2008, of $773,925, compared to net income for the six months ended October 31, 2007, of $46,800.

Liquidity

Bullion had cash and cash equivalents of $1,609,958 as of October 31, 2008, and total current assets of $2,002,121; total current liabilities of $528,976; and a total stockholders’ equity of $3,092,784.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

Exhibit No.	Title of Document	Where filed
2.1	Amended Stipulation for Judgment and Order and Judgment on Amended Stipulation Exhibit A-Reorganization and Exchange Offer Agreement	Annual Report on Form 10KSB for the year ended 4/30/2006
2.2	Notice of Action to be Taken Without a Meeting of the Former Shareholders of Bullion Monarch Company and Information Statement Exchange Offer	Annual Report on Form 10KSB for the year ended 4/30/2006
2.3	State of Utah, Department of Commerce, Securities Division Permit Authorizing Issuance of Securities	Annual Report on Form 10KSB for the year ended 4/30/2006
2.4	Letter from the State of Utah, Department of Commerce, Division of Securities	Annual Report on Form 10KSB for the year ended 4/30/2006
3.1	Articles of Incorporation	Annual Report on Form 10KSB for year ended 4/30/2006
3.2	By-Laws, as amended	Annual Report on Form 10KSB for year ended 4/30/2006
10.1	Full Settlement and Release Agreement	Annual Report on Form 10KSB for year ended 4/30/2006
10.2	Agreement between Bullion Monarch Company, Polar Resources Co, Universal Gas (Montana), Inc., Universal Explorations, Ltd., Lambert Management Ltd, and Eltel Holdings Ltd.	Annual Report on Form 10KSB for year ended 4/30/2006
10.3	License Agreement for use of Patent No. US 6,709,573 B2	Annual Report on Form 10KSB for year ended 4/30/2006
14	Code of Ethics	Annual Report on Form 10KSB for year ended 4/30/2006
21	Subsidiaries	Annual Report on Form 10KSB for year ended 4/30/2006
31.1	302 Certification of R. Don Morris*
31.2	302 Certification of James A. Morris*
32	906 Certification*
99.1	Nevada Litigation Stipulated Findings of Fact, Judgment and Decree	Annual Report on Form 10KSB for the year ended 4/30/2006
99.2	10-KSB Annual Report for the year ended April 30, 1996	Annual Report on Form 10KSB for the year ended 4/30/1996

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

BULLION MONARCH MINING, INC.

Date:	12/15/2008	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	12/15/2008	By:	/s/James A. Morris
James A. Morris
Secretary and Director