Form 10-Q
period 2009-01-31
BULLION MONARCH MINING, INC.
filed 2009-03-12
CIK 15288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  March 5, 2009 - 39,428,510 shares of common stock.

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

January 31, 2009

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2009 (Unaudited)	April 30, 2008 (Audited) (Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,703,098	$1,356,679
Royalty Receivables, net	292,361	261,085
Prepaid expenses	6,903	6,632
Deposits	1,000	-
Employee advances	-	3,500
Note receivable	5,000	-
Payroll tax receivable	4,146	4,206
Total Current Assets	2,012,508	1,632,102

Property, plant and equipment, net	1,050,041	337,343

Other Assets:
Mining Properties, at Cost	273,071	273,071
Oil shale leases	9,669	9,669
Investments	110,040	130,084
Patent, net	406,247	429,687
Other	-	20,167
Deferred Tax Asset	5,641	-
Total Other Assets	804,668	862,678
Total Assets	$3,867,217	$2,832,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$29,752	$23,603
Accrued Liabilities	215,221	83,595
Income taxes payable	31,525	250,059
Deferred tax liability	27,148	5,181
Total Current Liabilities	303,646	362,438

STOCKHOLDERS’ EQUITY
Preferred Stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common Stock - par value $0.001, 100,000,000 shares authorized, 40,453,510 issued, and 39,633,510 and 40,404,510 outstanding as of January 31, 2009 and April 30, 2008, respectively	40,453	40,453
Additional Paid-in Capital	4,322,991	4,322,991
Less Treasury Stock	(243,003)	(32,306)
Accumulated other comprehensive income (loss)	(9,119)	8,103
Accumulated Deficit	(547,751)	(1,869,556)
Total Stockholders’ Equity	3,563,571	2,469,685
Total Liabilities and Stockholders’ Equity	$3,867,217	$2,832,123

See notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three & Nine Months Ended January 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended Jan. 31, 2009	For the Three Months Ended Jan. 31, 2008	For the Nine Months Ended Jan. 31, 2009	For the Nine Months Ended Jan. 31, 2008
Royalty revenue	$ 1,006,089	$ 942,064	$ 2,940,689	$ 1,697,795

Operating Expense
General and administrative	317,119	258,041	956,993	754,308
Research & development	77,749	244,220	284,560	430,007

Operating income	611,221	439,803	1,699,136	513,480

Other Income (Expense)
Other income (expense)	-	80	2,500	17,680
Interest income	3,543	4,500	16,949	13,437
Total other income	3,543	4,580	19,449	31,117

Net income before non-controlling interest	614,764	444,383	1,718,585	544,597
Non-controlling interest	-	-	-	37,565
Net income before income taxes	614,764	444,383	1,718,585	582,162

Provision for income taxes	66,883	220,884	396,780	311,863
Net income	$ 547,881	$ 223,499	$ 1,321,805	$ 270,299

Other comprehensive income (loss)
Change in unrealized gain on marketable securities	8,888	-	(17,222)	-
Net comprehensive income	$ 556,769	$ 223,499	$ 1,304,583	$ 270,299

Net income per share - basic and diluted	$ 0.01	$ .01	$ 0.03	$ 0.01

Weighted average shares outstanding	39,683,318	40,433,488	40,133,058	40,291,836

See notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2009 and 2008

	For the Nine Months Ended January 31, 2009	For the Nine Months Ended January 31, 2008
Cash Flows From Operating Activities:
Net Income	$1,321,805	$270,299
Adjustments to reconcile net income to net cash from operating activities:
Non-controlling Interest	-	(37,565)
Depreciation	23,366	13,243
Amortization	23,438	23,770
Deferred income taxes	27,148	-
Stock issued for compensation and legal fees	-	11,250
(Increase)/decrease in payroll tax receivable	60	-
(Increase)/decrease in accounts receivable	(31,276)	(207,175)
(Increase)/decrease in deposits	(1,000)	(7,071)
(Increase)/decrease in prepaid expenses	(271)	(8,680)
(Increase)/decrease in employee advances	3,500	-
(Increase)/decrease other asset	20,167	-
(Increase)/decrease in deferred tax asset	-	263,745
Increase/(decrease) in taxes payable	(218,534)	175,802
Increase/(decrease) in accounts payable	6,149	(1,117)
Increase/(decrease) accrued officer compensation	-	(27,000)
Increase/(decrease) in accrued liabilities	131,626	(67,037)
Net Cash From Operating Activities	1,306,178	402,464

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(736,062)	(14,545)
(Increase)/decrease investment	(8,000)	-
Issuance of notes receivable	(5,000)	(377)
Purchase of securities	-	(26,300)
Net Cash From Investing Activities	(749,062)	(41,222)

Cash Flows From Financing Activities
Purchase of Treasury Stock	(210,697)	(12,232)
Net Cash From Financing Activities	(210,697)	(12,232)

Net Increase in Cash	346,419	349,010
Cash at Beginning of Period	1,356,679	649,841
Cash at End of Period	$1,703,098	$998,851

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$1,044
Cash paid during the period for taxes	$588,166	$-

See notes to financial statements.

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

January 31, 2009

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended January 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. For further information, refer to the audited financial statements for the year ended April 30, 2008, and footnotes thereto included in the Company’s Form 10-KSB Annual Report for the fiscal year ended April 30, 2008, except as amended.

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

January 31, 2009

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

EnShale has a deficit in its stockholders’ equity.  The Company has determined that losses in excess of the non-controlling interest would more likely than not be borne by the Company.  Therefore, during the quarter and nine month periods ended January 31, 2008, the Company did not allocate any of the EnShale losses to the non-controlling interest. Further EnShale’s losses will not be allocated to the non-controlling interest until the deficit in stockholders’ equity has been eliminated.

As of January 31, 2008, EnShale owed the Company $1,956,370.   In addition, EnShale also owed the Company $80,889 in interest associated with the short-term loan. The Company loaned EnShale the cash so EnShale could cover some of its operating expenses. Both the short-term loan and interest expense on EnShale’s books were eliminated in the consolidation.

NOTE 5 COMMON STOCK

On January 24, 2008, our Board of Directors approved a stock buyback program to repurchase up to $1,000,000 of our common stock with no minimum purchase required.  The buyback will be funded from free cash flow available to us from our royalties and will be carried out through December 31, 2009.

During the nine months ended January 31, 2009, the Company acquired 771,000 shares valued at cost, for $210,697. As of January 31, 2009, the total number of shares in treasury was 820,000. Subsequent to quarter end, the Company purchased 205,000 shares and cancelled 587,500 shares of previously purchased treasury stock.

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

January 31, 2009

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Accumulated Deficit

As previously reported

$ (1,856,962)

Adjustment

       (12,594)

Restated amount

$ (1,869,556)

Bullion Monarch Mining, Inc.

Notes to Condensed Consolidated Financial Statements

January 31, 2009

NOTE 7 RESTATEMENT / MINERAL LEASES (Continued)

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

NOTE 8 FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 (as impacted by FSP 157-2) on May 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.    SFAS 157 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of January 31, 2009:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	January 31, 2009	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$110,040	$59,040	$51	$51,000	$51,

During the quarter ended January 31, 2009, there were no significant measurements of assets or liabilities at fair value (as defined in SFAS 157) on a nonrecurring basis subsequent to their initial recognition except for the marketable securities listed in the table above. The aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 until May 1, 2009, relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the quarter ended January 31, 2009, such measurements of fair value impacted by the deferral under FSP 157-2 related primarily to the nonfinancial assets and liabilities with respect to all long-lived asset groups measured at fair value for an impairment assessment.

NOTE 9 RELATED PARTY TRANSACTION

During the quarter ended January 31, 2009, the Company loaned $5,000 to Sydney Resource Corporation, a company in which the Company is a stockholder.  The Company owns 1,476,000 common shares of Sydney Resource Corporation, which at this time is currently approximately a 2.6% interest.

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

Plan of Operation

Management believes there are adequate funds to continue current operations for the next six to eight years, if the Company did not fully develop the EnShale technology and related mining operations.  Revenues from Newmont’s Leeville/East Ore mine are anticipated to be between $3 and $3.5 million per year; however, these revenues may fluctuate, based upon the price of gold, and the price of gold could cause changes in the mining operations of Newmont on the Leeville/East Ore mine that could result in increases or decreases in these royalties

During fiscal 2009, Bullion plans to attempt to acquire a larger interest in the Sumpter Oregon (now known as the “Gold Mountain” property) in which it currently owns a non-controlling interest; and is also currently entertaining offers from Kennecott Copper and others to explore its Ophir lead, silver and copper property located in Ophir, Utah,

The Company also has had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of its North Pipeline gold property, and is contemplating its own exploration program for this very promising project during fiscal 2009.

Bullion had expected Nevada Rae Gold, Inc. to commence production on the North Pipeline property in late 2007. However, Nevada Rae Gold did not make a full lease payment to the Company in 2008, and management is considering other options for this placer deposit.

Bullion’s management believes that the world market for development of natural resources remains strong and will continue to be so for the foreseeable future.  Management looks forward to planned future growth and profitability in this area.

EnShale has nearly completed the construction of a pre-production plant to process oil shale in Uintah County, Utah. Utah Fabrication of Tooele, Utah, is on schedule to complete the contracted construction of the initial production facility. The scope of the pre-production test will include ore handling through oil vapor cooling. The Company plans to process 50,000 tons of oil shale and is interested in testing numerous aspects like oil quality, heat balances, emissions and process optimization.

During the completion of EnShale’s demonstration plant, Bullion will be evaluating various opportunities, like joint ventures or the raising of the funds necessary to construct the expected full production plant and underground mining operations in the Vernal, Utah, area. The funding may take the form of equity, debt or a combination thereof.  It will, as is normal for such a financing process, require a proper due diligence period followed by a contractual negotiation period – all common to the financial industry for such a secondary public and private offering.

Bullion does not expect to sell or dispose of any of its assets during the next 12 months. The Company does, however, expect to experience some changes in its employee roster, as well as that of the Board of Directors and its outside advisory board.

Results of Operations

Three Months Ended January 31, 2009, compared to the Three Months Ended January 31, 2008

Royalty revenues increased for the three months ended January 31, 2009, as compared to January 31, 2008.  Bullion received $1,006,089 in the three months ended January 31, 2009, compared to $942,064 in the three months ended January 31, 2008.  Bullion’s largest revenue source is coming from the 1% royalty on Newmont’s Leeville/East Ore mine.  Newmont has increased production on its Leeville/East Ore mine and is therefore increasing their royalty payment to Bullion.  According to Newmont, full capacity was reached during 2007.

Expenses in the three months ended January 31, 2009, decreased to $394,868, as compared to the three months ended January 31, 2008, in the amount of $502,261.  The decreased expense was due to an decrease in our research and development expenses by $166,471, while we increased our general and administrative expenses by $59,078.

For the three months ended January 31, 2009, Bullion had royalty revenues of $1,006,089 compared to the three months ended January 31, 2008, in the amount of $942,064.  General and administrative expenses for the three months ended January 31, 2009, were $317,119 compared to $258,041 for the three months ended January 31, 2008.  Bullion also had research and development expenses in the three months ended January 31, 2009, of $77,749 compared to $244,220 in the same period of 2008.  These revenues resulted in an operating income of $611,221 for the quarter ended January 31, 2009, compared to operating income of $439,803 for the quarter ended January 31, 2008.  In the quarter ended January 31, 2009, Bullion had interest income of $3,543, compared to the quarter ended January 31, 2008, in which Bullion had other income of $80 and interest income of $4,500.  During the quarter ended January 31, 2009, we had provision for income taxes of $66,883, with $220,884 for a provision for income taxes in the quarter ended January 31, 2008.  Bullion had a net income in the quarter ended January 31, 2009, of $547,881, compared to net income for the quarter ended January 31, 2008, of $223,499.  Bullion had a net comprehensive income in the quarter ended January 31, 2009, of $556,769 because of a change in unrealized gain on marketable securities of $8,888, compared to net comprehensive income of $223,499 for the quarter ended January 31, 2008, in which we had no unrealized gain or loss on marketable securities.

Nine Months Ended January 31, 2009, compared to the Nine Months Ended January 31, 2008

For the nine months ended January 31, 2009, Bullion had royalty revenues of $2,940,689 compared to the nine months ended January 31, 2008, in the amount of $1,697,795.  General and administrative expenses for the nine months ended January 31, 2009, were $956,993 compared to $754,308 for the nine months ended January 31, 2008.  Bullion also had research and development expenses in the nine months ended January 31, 2009, of $284,560 compared to $430,007 in the same period of 2008.  These revenues resulted in an operating income of $1,699,136 for the nine months ended January 31, 2009, compared to operating income of $513,480 for the nine months ended January 31, 2008.  In the nine months ended January 31, 2009, Bullion had interest income of $16,949 and other income of $2,500, compared to the nine months ended January 31, 2008, in which Bullion had interest income of $13,437, other income of $17,680, and $37,565 in non-controlling interest.  During the nine months ended January 31, 2009, we had provision for income taxes of $396,780, with $311,863 for a provision for income taxes in the nine months ended January 31, 2008.  Bullion had a net income in the nine months ended January 31, 2009, of $1,321,805, compared to net income for the nine months ended January 31, 2008, of $270,299.  Bullion had a net comprehensive income in the nine months ended January 31, 2009, of $1,304,583 because of a change in unrealized loss on marketable securities of $17,222, compared to net comprehensive income of $270,299 for the nine months ended January 31, 2008, in which we had no unrealized gain or loss on marketable securities.

Liquidity

Bullion had cash and cash equivalents of $1,703,098 as of January 31, 2009, and total current assets of $2,012,508; total current liabilities of $303,646; and a total stockholders’ equity of $3,563,571.

Bullion’s liabilities decreased in the quarter ended January 31, 2009, from the fiscal year ended April 30, 2008, from $362,438 to $303,646.  The reasons for this decrease in 2009 was due to taxes payable of $31,525, accounts payable of $29,752, accrued liabilities of $215,221 and deferred tax liability of $27,148.  We had taxes payable of $250,059, accounts payable of $23,603, only $83,595 in accrued liabilities and $5,181 in deferred tax liability at year ended April 30, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

BULLION MONARCH MINING, INC.

Date:	March 12, 2009	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	March 12, 2009	By:	/s/Peter Passaro
Peter Passaro
Chief Financial Officer and Director