Form 10-K
period 2009-04-30
BULLION MONARCH MINING, INC.
filed 2009-08-14
CIK 15288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-03896

BULLION MONARCH MINING, INC.

(Exact Name of Registrant as specified  in its Charter)

Utah	20-1885668
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

299 East 950 South

Orem, Utah 84058

 (Address of Principal Executive Offices)

(801) 426-8111

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $6,883,702, based on 24,584,649 shares held by non-affiliates and the closing price of $0.28 per share for the Registrant’s common stock on the OTCBB on October 31, 2008.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Outstanding Shares

As of July 24, 2009, the Registrant had 38,693,710 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

15

ITEM 2:  PROPERTIES

18

ITEM 3:  LEGAL PROCEEDINGS

32

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

33

PART II

33

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES         33

ITEM 6.  SECLECTED FINANCIAL DATA.

36

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                    36

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                                                                                    39

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

39

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                 62

ITEM 9A(T):  CONTROLS AND PROCEDURES

62

ITEM 9B:  OTHER INFORMATION

62

PART III

63

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

63

ITEM 11:  EXECUTIVE COMPENSATION

65

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                           66

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                                68

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

68

PART IV

69

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

69

SIGNATURES

69

PART I

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we conduct our business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1.  BUSINESS

Business Development

Introduction

We are a natural resource company primarily engaged in acquiring, exploring, leasing, joint venturing and selling mining properties; and we are developing a process through our 80% owned subsidiary, EnShale, Inc. (“EnShale”), which we believe can extract oil from oil shale on a commercially economical basis. Substantially all of our present and intended operations are located in the Western United States and Brazil.

We continue to actively pursue our long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known mineral deposits for development with joint venture partners or sale to third parties; we are seeking to acquire additional oil shale properties; and we are continuing to develop our technology believed to be capable of commercially extracting oil from oil shale.

Bullion Monarch Mining, Inc. (“Bullion” or the “Company” or “we,” “our,” “us” or words of similar import) was incorporated under the laws of the State of Utah on November 16, 2004 (sometimes called “New Bullion”), and is a successor of Bullion Monarch Company, which was incorporated under the laws of the State of Utah on May 13, 1948 (sometimes call “Old Bullion”).  All references herein include a discussion of all predecessors or successors described under the heading “Corporate History” of this Item below.

In 1999, Old Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized New Bullion, and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Old Bullion exchanged rights in that company for a like number of shares in the newly organized New Bullion equal to the shares previously owned in Old Bullion, following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 27, 2006.  The reorganization was essentially a recapitalization of the Old Bullion that was accounted for as a “reverse” reorganization, and the historical financial statements of the Company are those of the former operating Old Bullion.

The Securities and Exchange Commission has advised us that it does not believe we are a “Section 12g-3 successor issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of Old Bullion because shareholders of the dissolved Old Bullion exchanged rights in Old Bullion resulting from its dissolution rather than shares of Old Bullion for shares in the Company under the court approved reorganization and subsequent Fairness Hearing, and we have been asked by the Securities and Exchange Commission to file a Form 10 Registration Statement on the Company.  We are continuing to discuss this and other issues related to the reorganization between Old Bullion and the Company with the Securities and Exchange Commission, including how the reorganization was accounted for and timing issues that will allow the Company’s common stock to continue to trade on the OTCBB until all Securities and Exchange Commission comments on any Form 10 Registration Statement filed by us have been satisfied and the Financial Industry Regulatory Authority, Inc. (“FINRA”) has approved shares of common stock of New Bullion for trading on the OTCBB, without interruption.    The accounting changes being discussed with the Securities and Exchange Commission will have no impact on our current business plans or our day-to-day business operations.  We do not believe the accounting issues being discussed with the Securities and Exchange Commission regarding the reorganization will have any material effect on our consolidated financial statements included herein or as will be included in any Form 10 Registration Statement filed by us; and we believe FINRA will approve quotations of our common stock on the OTCBB in the ordinary course of its review process, based upon the fact that FINRA has already approved quotations as outlined herein, essentially upon all of the information contained herein and in previous filings with the Securities and Exchange Commission.  A Form 15 will be filed for Old Bullion as part of the process of our filing of the Form 10 Registration Statement, and we intend to file an 8-K Current Report that will fully describe this transition and its effects once discussions with the Securities and Exchange Commission in this respect are concluded; and we have requested that the filing of the Form 15 on Old Bullion be delayed until the effective date of the Form 10 Registration Statement that is planned to be filed and until all comments of the Securities and Exchange Commission thereon have been satisfied, with the understanding that we will continue to file all reports required to be filed as a “Section 12g-3 successor issuer” for Old Bullion.  We have also preliminarily discussed the continuous trading issues with FINRA in this respect, which will be subject to Securities and Exchange Commission assent.

Business Developments

Subsequent to Fiscal 2009 Ended April 30, 2009

We announced on July 16, 2009, that we have named Barrick Goldstrike Mines and Barrick Gold Corporation as defendants in our pending litigation against Newmont USA Limited regarding unpaid royalties from a 256 square mile of interest in the renowned Carlin Gold Trend in Northeastern Nevada.  For additional information, see our 8-K Current Report dated July 16, 2009, and filed with the Securities and Exchange Commission on July 16, 2009.  We have not included either of these companies in this litigation because our attorneys have advised us that their inclusion may cause an unacceptable delay in this litigation; however, we may include them at a later date.

On July 6, 2009, we announced that we had successfully repurchased 1,718,300 shares of our common stock over the previous year and will retire these shares.  For additional information, see our 8-K Current Report dated July 6, 2009, and filed with the Securities and Exchange Commission on July 7, 2009.

On May 11, 2009, at the Hard Assets Conference in New York City, we released brochures detailing new revenue producing projects we have been exploring.  We also released a brochure on the progress of our subsidiary, EnShale, regarding our oil shale opportunity.  For additional information, see our 8-K Current Report dated May 11, 2009, and filed with the Securities and Exchange Commission on May 11, 2009.

On May 10, 2009, we executed and delivered Letter of Intent to enter into a Joint Venture Agreement with Dourave Brazil (“Dourave Brazil” and the “Dourave Brazil LOI”).  We are currently funding the Brazilian projects that are the subject of the Dourave Brazil LOI by loaning Dourave Brazil the capital provided therein until the required foreign entities to accomplish this Joint Venture Agreement can be formed and the legal requirements can be finalized.  The loans will be retired upon completion of these legal requirements and the execution of a Joint Venture Agreement.  Dourave Brazil is 99.9% owned by Dourave Mining and Exploration, Inc., a corporation organized under the laws of Canada (“Dourave Canada”).  We will pay USD$2,000,000 for a one-third interest in the Bom Jesus and Bom Jardine Mining properties, with a first right of refusal on future projects.  Dourave Brazil will use the funds to continue exploration on the previously referenced properties, which have already shown promising results.  These properties are located in Northern Brazil, in the state of Para.  Dourave Brazil is an extremely capable exploration company with the expertise needed to bring a mine into production.  We believe this is the first step in a relationship that could be very profitable for both parties for years to come.  For additional information, see our 8-K Current Report dated May 10, 2009, and filed with the Securities and Exchange Commission on May 13, 2009.

In May, 2009, we completed  fabrication of EnShale’s pre-production, oil shale processing plant, and it was transported to our industrial property located in Vernal, Utah.  Our set up of the plant components was completed in July, 2009; and initial testing is scheduled to begin in August, 2009.

We currently own a 1% interest in Gold Mountain Exploration and Development Company (“Gold Mountain”).  By agreement with Gold Mountain, we are earning an additional 9% interest in Gold Mountain by funding its litigation with Alpine Mining Inc. (“Alpine”).  The litigation will ensure Gold Mountain’s legal interest in the Sumpter, Oregon gold property.  Recently, an out of court settlement was reached with Alpine whereby Gold Mountain’s interest was established.  Legal documents are currently being completed, and we will soon receive the additional 9% ownership interest of Gold Mountain.

Fiscal 2009 Ended April 30, 2009

On March 11, 2009 we purchased an industrial parcel of real property in Vernal, Utah, which is strategically located for our planned EnShale operations and which has all utilities readily available.  We purchased 5.01 acres at a total price of $140,000.

March 4, 2009, the United States District Court, District of Nevada, denied Newmont USA Limited’s (a subsidiary of Newmont Mining Corporation [“Newmont”]) Motion for Judgment on the Pleadings by which Newmont claimed that a 1993 Nevada court proceeding and judgment invalidated or adjudicated our royalty interest in any of the properties covered by our 1979 agreement, including the Area of Interest, that is the subject of our legal action against Newmont.  It is not clear whether Newmont will attempt to appeal this decision.  Otherwise, our litigation of our claims will continue.  For additional information, see our 8-K Current Report dated March 4, 2009, and filed with the Securities and Exchange Commission on March 9, 2009.

At our Annual Meeting of Shareholders held November 7, 2008, our shareholders voted to re-elect the current members of our Board of Directors and ratify the appointment of Mantyla McReynolds, LLC (“Mantyla McReynolds”) as our independent registered public accounting firm for the fiscal year ended April 30, 2009.  Of the 21,832,305 votes cast, 1,000 shares voted against the re-election of each director and against the ratification of Mantyla McReynolds; 10,140 shares abstained from voting on the ratification of Mantyla McReynolds; and the remaining shares voted in favor of each member of our Board of Directors and in favor of the ratification of Mantyla McReynolds.

On September 15, 2008, our Board of Directors unanimously resolved to appoint Larry L. Anderson, PhD, to serve on our Board of Directors.  Dr. Anderson was appointed to fill the vacancy created by Wayne E. Pearce’s resignation on July 1, 2008.  Dr. Anderson possesses 45 years mining and fuel engineering experience.  For additional information, see our 8-K Current Report dated September 15, 2008, and filed with the Securities and Exchange Commission on September 18, 2008.

On August 18, 2008, we announced that we elected to self fund our 80% owned oil shale technology demonstration project.  The decision was made to not dilute our shareholders by the issuance of additional shares to fund this project while maintaining profitability and remaining debt free.  This was also advantageous as a tax planning strategy to better use our reserves.  For additional information, see our 8-K Current Report dated August 18, 2008, and filed with the Securities and Exchange Commission on August 19, 2008.

We announced on June 19, 2008, that we had begun construction on a pre-production demonstration plant to extract oil from oil shale using EnShale’s patent pending extraction process that uses coal gasification, a clean coal technology, as a heat source, and horizontal kilns.  For additional information, see our 8-K Current Report dated June 19, 2008, and filed with the Securities and Exchange Commission on July 31, 2008.

We announced on June 16, 2008, that we had acquired an additional 20 million shares of common stock of EnShale, our majority-owned subsidiary organized in the State of Wyoming on July 11, 2005, in exchange for the transfer of rights that we owned in our oil shale mineral leases on Utah State Institutional Trust Land in Eastern Utah’s Uintah County.  With this acquisition, we now own 80% of EnShale, which was approved by our Board of Directors on April 30, 2008.  The leases being transferred to EnShale include approximately 4,650 acres of oil shale mineral rights.  For additional information, see our 8-K Current Report dated June 16, 2008, and filed with the Securities and Exchange Commission on June 17, 2008.

Fiscal 2008 Ended April 30, 2008

On January 24, 2008, we announced that our Board of Directors had authorized the use of up to $1,000,000 for open market purchases of our shares of common stock, with the funds for this program to come from our cash flow.  The repurchase program was to extend through December 31, 2009, and presently continues.

We announced on March 19, 2008, that we had formed a business relationship with our technical advisors, Emery Energy Company, LLC (“Emery Energy”), and the Idaho National Laboratory, a Division of the U. S. Department of Energy.  The announcement indicated that the Idaho National Laboratory had finished its analysis and modeling of our patent pending process of extracting oil from oil shale owned by EnShale.

On April 30, 2008, we announced the commencement of a legal action against Newmont to collect additional royalties we believe are owed to us pursuant to a 1979 agreement covering the Leeville/East Ore Mine between predecessors of ours and Newmont (the “Leeville/East Ore Mine Agreement” [Exhibit 10.1 in the Exhibit Index, Part IV, Item 15).  Pursuant to that agreement, we ceased mining and exploration activities in the Lynn Mining District located in Northern Eureka County, Nevada, and in an eight square mile area of interest surrounding that mining district.  In return, Newmont (through its predecessor), as claimed by us, agreed to pay us a 1% royalty on any production in the Lynn Mining District and the area of interest that was described in that agreement.  For additional information, see our 8-K Current Report dated April 28, 2008, and filed with the Securities and Exchange Commission on April 30, 2009.

Fiscal 2007 Ended April 30, 2007

The Fairness Hearing to reorganize the dissolved Old Bullion with the newly organized New Bullion was conducted by the Utah Division of Securities on September 27, 2006.  The Utah Division of Securities approved the reorganization and issued a Permit Authorizing Issuance of Securities on that date.  Additional information about this reorganization and applicable documentation are contained in Exhibits filed to our 10-KSB Annual Report for the fiscal year ended April 30, 2006, previously filed with the Securities and Exchange Commission.

General Corporate History of Old Bullion and New Bullion

•

Old Bullion was incorporated in the State of Utah on May 13, 1948, under the name “Bullion Monarch Mining Company.”

•

Changed its name to “Bullion Monarch Uranium Company” on September 20, 1954.

•

Changed its name to “Bullion Monarch Company” on November 28, 1966.

•

Acquired by merger MM&S, effective March 3, 1969.

•

Old Bullion administratively dissolved by the State of Utah on August 1, 1999.

•

Old Bullion’s Board of Directors organized Bullion Monarch Mining, Inc. under the laws of the State of Utah on November 16, 2004.

•

Third Judicial Court in and for Salt Lake County, Utah, approved a reorganization between the dissolved Old Bullion and the newly organized Bullion Monarch Mining, Inc. (New Bullion), subject to a Fairness Hearing to be conducted by the Utah Division of Securities, on March 31, 2005.

•

The Utah Division of Securities conducted a Fairness Hearing on the reorganization and approved the reorganization on September 27, 2006.

•

The Utah Division of Securities issued a Permit Authorizing Issuance of Securities No. 001-6729-21 on September 27, 2006, to allow the newly organized New Bullion to issue its securities in exchange for the shares or rights of the shareholders in the dissolved Old Bullion.

The last five bulleted items were the result of the dissolution of Old Bullion for its failure to file an annual report in the State of Utah timely.  Under the Utah Revised Business Corporations Act, Utah Code Ann. § 16-10a-1, et. seq. (2004), corporations are given two years within which to reinstate after an administrative dissolution.  Old Bullion was not aware that it had failed to file its annual reports as required or that it had been dissolved and because of this lack of awareness, it failed to reinstate its corporate existence within the required time and thereafter had no right to administratively reinstate.  The entire process of the last four bulleted items was required because without this procedure or the filing of a registration statement by the newly formed New Bullion (the Company) discussed in the sixth bulleted item covering the exchange of its shares of common stock for rights of former shareholders of Old Bullion, the issuance of the shares of New Bullion would have violated the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), and similar applicable provisions of the Utah Uniform Securities Act, Utah Code Section 61-1-1, et. seq.  This reorganization was the only viable method to reinstate and reclassify Old Bullion substantially as it was prior to its dissolution.  The reorganization basically placed the former shareholders of the dissolved Old Bullion in the same positions they were in prior to dissolution, provided, however, that each Old Bullion’s shareholders shares issued in New Bullion and any rights in Old Bullion were subject to cancellation of any such stockholder fails to exchange previously owned stock certificates in Old Bullion for the New Bullion shares within five years of the date of the Fairness Hearing or by September 27, 2011.  The total number of shares of common stock subject to this cancellation provision at April 30, 2008, and 2009, is as follows: 6,270,411 shares at fiscal year end April 30, 2008; and 6,115,954 shares at fiscal year end April 30, 2009. This process was approved by the Third Judicial District Court in and for Salt Lake County, State of Utah; on March 31, 2005, and by the Utah Division of Securities, which issued a Securities Division Permit Authorizing Issuance of Securities, dated September 27, 2006.  See our 10-KSB Annual Report for the fiscal year ended April 30, 2006, for documentation regarding the reorganization and these actions, which was previously filed with the Securities and Exchange Commission.

Our transfer agent conducts the following procedures to find lost shareholders: Photocopy returned envelope and date stamp twice; research shareholder in its database; modify the shareholder on its list to reflect return and reason for return; check where address originated, and if available, contact person who provided address for possible new address; send copies of retuned envelopes to issuer so that they may conduct a search their records; check value of all shares held by the shareholder, and if the total value is under $25, move forward to six-month to reprice all shares again at that time, and if after the second value check the shares are still under $25 in value, place the shareholder back in its Lost Shareholder Book; and if the value is more than $25, place in Lost Shareholder Book at three months from date of receiving envelope back, and after three months and no more than six months, initiate the Internet Search and repeat again six months after first search if you do not receive a response. The Internet Search consists of a search in “Yahoo People” and “Whitepages.com” print pages showing possible new addresses.  Our transfer agent then sends a form letter to each applicable address found, and keeps all searches, regardless of whether they are successful.  We have also published notices in various areas where there is a concentration of shareholders’ addresses.

The reorganization transaction was essentially a recapitalization of the prior Old Bullion, pursuant to the Third District Court’s approval of the reorganization and the Utah Division of Securities’ approval of the reorganization at a Fairness Hearing.  The recapitalization is what makes the transaction like a reverse merger, and therefore, the historical financial statements are those of the former operating company, Old Bullion, which was dissolved.

Description of Business

We are a natural resource company primarily engaged in acquiring, exploring, leasing, joint venturing and selling mining properties.; and are developing a process through our 80% owned subsidiary, EnShale, which we believe can extract oil from oil shale on a commercially economical basis.  Substantially all of our operations are located in the Western United States and Brazil.  We continues to actively pursue our long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known deposits for development with joint-venture partners or sale to third parties.  We locate and explore potential properties, with the idea of developing them to the point of production, while turning over the day to day operations to independent third parties.  We currently have no development operations on any of our properties.

Management believes, with current and anticipated royalty income, that we are now in a position that will allow us to more aggressively explore and develop our current properties, while looking for new opportunities; and to further develop our oil shale extraction technology through EnShale.  Newmont’s LeevilleEast Ore Mine is currently in full production.   Royalty payments from this mine are projected to continue for the next six to eight years.

We also have a royalty interest in our North Pipeline placer mine, operated by Nevada Rae Gold, Inc., which is in a start-up production phase.  The mine is projected to produce 2,400 yards alluvial material per day.  We will receive a minimum royalty of $0.50 per yard or a 4% net royalty, whichever is greater.

On January 10, 2006, EnShale acquired a non-exclusive right to technology covered by U.S. Patent #6,709,573 from The Anthon Leon Smith and Rosalie Smith Revocable Living Trust.  The technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  EnShale engaged Utah Fabrication to further design, develop and construct a demonstration plant to test this technology and our own technology for the commercial production of oil from oil shale.  Production of the plant proceeded mostly on schedule during the year and by year’s end, the plant was nearing completion.  It is anticipated that the plant will be fully constructed and set up on our planned testing site by the summer of 2009, in Vernal, Utah.  EnShale is presently in the process of reviewing funding options, including debt and equity financing, to take the plant to the commercial production phase if results of the testing phase demonstrate commercial viability.  Management believes that EnShale has accomplished major breakthroughs in the development of technology for the commercial processing and extraction of oil from oil shale.  EnShale has filed for patent protection on our proprietary technology with both United States and international patent authorities.

Combined with our interest in oil shale extraction technology, we have leased mineral rights from the State of Utah on approximately 4,650 acres of state owned land in Eastern Utah.

Management believes that oil shale development is a mining project, where oil shale has to be mined and processed as is typical in mining projects.  Management sees a need to develop this resource to enable the United States to become less dependent on foreign oil.

Upon completion of the legal documents referenced above respecting Gold Mountain whereby we will receive an additional 9% interest in Gold Mountain, we will assist Gold Mountain in the exploration and development of its Sumpter, Oregon, mining claims.

Management has no specific plans to develop our other properties other than those listed above.  We have received preliminary offers from Kennecott Copper, Freeport MacMoran and others regarding our Ophir and North Pipeline properties, but we do not have any arrangements with these or other entities respecting development, exploration or mining of these properties.  Management will continue to evaluate the development possibilities for these properties.

Our management believes that the environment for development of natural resources is strong.   Management looks forward to future growth and profitability.

EnShale Pre-Production Plant Status

Description

EnShale began construction of a pre-production plant to process oil shale in Uintah County, Utah. Utah Fabrication of Tooele, Utah, was selected to fabricate the plant.  At fiscal year end, the plant was very near completion.  We plan to have the plant in operation by summer of 2009 and expect some results from testing by the end of the summer.  The scope of the pre-production test will include ore handling through oil vapor cooling.  Other aspects of EnShale’s proprietary process will not be tested at this stage as all are applications of known technologies.

EnShale expects to produce up to 150 barrels of oil from approximately 220 tons of oil shale per day at peak operation of our pre-production plant during a 100-day operation plan over a six month period.  A variety of operating parameters will be evaluated during the test operation to provide details for our design of a commercial facility.  Current plans are targeted at a commercial plant capable of producing 15,000 barrels per day at a target cost of less than $30 per barrel. We have received approximately 5,000 tons of oil shale ore currently being stored at the BLM’s White River Mine Site.

Cost

 We have expended approximately $1,788,582 on plant construction and research and development expenses related to the plant construction as of fiscal year ended April 30, 2009.   Minimal revenues are expected from the operation of the pre-production plant.  Funding is anticipated to be provided from internal sources from EnShale and us.

Timing

Equipment fabrication was completed at Utah Fabrication, with the largest items being constructed on skids to allow transfer to Uintah County, Utah.  Auxiliary equipment is being assembled on approximately five acres of industrial real property recently purchased by us in Vernal, Utah.  As of July 27, 2009, testing had begun and ore processing will begin in August, 2009.

Current Status of Properties

The following is a brief summary of current or planned operations on properties in which we presently have an interest:

Ophir:  No operations have been commenced on this property; we have no present plans to develop this mining property; and no estimates have been made or are planned regarding determining the reserves on this property.  However, management is currently entertaining preliminary offers from Kennecott Copper and others to explore this property.

Maggie Creek: This property is not currently in operation, but adjacent to this property is Newmont’s Gold Quarry mine, which is a producing gold mine.  Since we have only a minor royalty interest in this property, we do not have the right to conduct mining operations.  No estimates have been made or are planned regarding determining the reserves on this property.

North Pipel ine Mine:  Currently, an unaffiliated mining company, Nevada Rae Gold, Inc., has been given rights to mine gold from the placer deposits (the top gravel layer) on this property.  We have an advanced guaranteed royalty of $22,500 minimum per year.  The production royalty is $0.50 per yard of ore processed or 4% of net profit, whichever is greater.  No estimates have been made on the mineral deposits on the land; however, we have had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of this gold property, and management is also contemplating our own exploration program for this project.

Leeville/East Ore Mine:  This property is currently being mined by Newmont, and we are receiving a continuing 1% gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  Newmont has estimated that full production was reached by the end of 2007.  Also, see Part I, Item 3, regarding our litigation with Newmont about our claimed royalty in areas surrounding this mining property.

Gold Mountain Property:  We currently own a 1% interest in Gold Mountain.  By agreement with Gold Mountain we are earning an additional 9% interest by funding its litigation with Alpine reference above.  The litigation was to ensure Gold Mountain’s legal interest in its Sumpter, Oregon gold property.  Recently, an out of court settlement was reached with Alpine, whereby Gold Mountain’s interest was established and we anticipate receiving the additional 9% interest in Gold Mountain shortly.  The Sumpter, Oregon, gold property consists of 13 patented mining claims located approximately 10 miles west of Sumpter, and 40 miles southeast of Baker City in Eastern Oregon.  No operations have commenced on this property; we intend to assist Gold Mountain in the exploration and development of its Sumpter, Oregon, mining claims once our additional 9% interest in Gold Mountain is received.

EnShale Oil Lease Properties

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

EnShale Stock Ownership

The following table indicates the current ownership of EnShale:

Stock Ownership of EnShale, Inc.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Bullion Monarch Mining, Inc. (1)	32,000,000	80.0%
Common Stock	R. Don Morris (2)	1,680,000	4.2%
Common Stock	James A. Morris (2)	400,000	1.0%
Common Stock	Robert D. Morris (2)	1,200,000	3.0%
Common Stock	Peter Passaro (2)	400,000	1.0%
Common Stock	Wayne E. Pearce (2)	1,400,000	3.5%
Common Stock	Rex L. Franson (2)	1,720,000	4.3%
Common Stock	Merrill C. Fisher (2)	1,200,000	3.0%
Total		40,000,000	100%

(1)

12,000,000 shares acquired in exchange for License Agreement acquired for $400,000 on January 10, 2006, or approximately $0.033 per share; and 20,000,000 shares acquired for the transfer of rights that we owned to our oil shale mineral leases on Utah State Institutional Trust Land in Eastern Utah’s Uintah County.  We acquired the five oil shale mineral leases exchanged for these shares from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a 10 year life, with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During the year ended April 30, 2009, lease payments totaled $5,231.

(2)

Acquired March 10, 2006, for services rendered of an aggregate value of $264,000 or approximately $0.033 per share.

Distribution Methods of the Products or Services

We presently provide no services and own no products; however, we have acquired and are in the process of developing certain technology for the commercial extraction of oil from oil shale.  This technology is currently in the research and development stage, and substantial additional funding will be required to complete this research and development and to construct a plant capable of commercially economical oil from oil shale, all of which is dependant upon the results of our demonstration plant to testing to be conducted during the summer of 2009. Commercial production will also be subject to compliance with applicable federal and state laws, rules and regulations concerning the extraction of oil from oil shale, including but not limited to environmental laws, rules and regulations.

We are a natural resource company engaged in acquiring, exploring, leasing, joint venturing and selling mining properties.  We continue to actively pursue our long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known deposits, for development with joint-venture partners or sale to third parties.  We locate and explore potential properties, with the idea of developing them to the point of production, while turning over the day to day operation to independent third parties

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

We compete with every major mining company for the acquisition of new mining properties. We have limited resources when compared with larger mining and exploration companies and most companies with which we compete have substantially greater resources, personnel and expertise.  Our competitive position in this industry is not considered to be significant.  However, the demand for precious metals is such that once a metal is produced it can be sold at an established market price which has made the exploration and production of such mineral resources, while highly speculative, highly lucrative.

Exxon Mobil Corp., Chevron Corp. and Royal Dutch Shell are among our competitors in the extraction of oil from oil shale, among others.  Our competitive position in this industry is also not presently considered to be significant; however, that could change if the oil shale extraction process currently being developed by us proves to be economically and commercially viable.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

We have no customers; however, most all of the current revenues received by us come from our 1% royalty interest in Newmont’s Leeville/East Ore Mine.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

EnShale, our majority-owned subsidiary, acquired a non-exclusive right to technology covered by U.S. Patent #6,709,573 from The Anthon Leon Smith and Rosalie Smith Revocable Living Trust for $500,000 on January 10, 2006.  The technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  The current patent was based upon prior work protected under U.S. Patent #4,725,350.  This license is subject to a 6% gross royalty payment paid to the owners of the patented process, on all oil produced from the use of the patented process.  There are also gross margin royalty payments that could increase the total royalty to as much as 12%.  A copy of this License Agreement is filed herewith as an Exhibit.  See Part IV, Item 15.

We have a U.S. Patent Pending No. USSN 11/974492, filed October 12, 2007, and an International PCT

Patent Application,  Serial Number PCT/US2008/011656, with a priority date of October 12, 2007, and an international filing date of October 10, 2008, File No. 2682.003PC, regarding EnShale’s oil shale extraction process, and entitled “Petroleum Products From Oil Shale.”  The International PCT Patent Application discloses certain improvements in the patent pending process filed initially in the U.S.

We have multiple royalty agreements with Newmont.  We have a 3% net smelter return royalty dated April, 1990, on our Maggie Creek property.  This property is not currently in operation, but is adjacent to the property in Newmont’s Gold Quarry Mine, which is a producing gold mine.  We also have a royalty interest in Newmont’s Leeville/East Ore mine property, which encompasses two of Newmont’s mines, the East Ore and the Leeville mine. This royalty is a 1% gross smelter return as set forth in the agreement dated May 10, 1979.

.

We also have a royalty agreement with Nevada Rae Gold, Inc. on our North Pipeline mine property, pursuant to a contract entered into in September, 2003, for the mining rights of the surface gravel.   The contract calls for a guaranteed annual advanced royalty of $22,500 minimum per year.  The production royalty is  $0.50 per yard of ore processed or  4% of net profits, whichever is greater.  We have retained all rights to the hard rock minerals in the North Pipeline Property

See the description of our properties in Part I, Item 1, and the heading “Current Status of Properties,” above.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

General Mining and Oil Shale Requirements

Our United States mining and exploration or oil shale extraction activities will be subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive.

General Mining and Oil Shale Environmental Requirements

Exploration and development operations in mining or oil shale extraction are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect our projects.  We are currently subject to environmental regulations with respect to our properties.

The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety and various permitting agencies.  We are required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Securities and Exchange Commission and Sarbanes/Oxley Act

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K; however, since the Securities and Exchange Commission has indicated that we may not be a “Section 12g-3 successor issuer” of Old Bullion under the Exchange Act, we may need to file a Form 10 Registration Statement. See the subheading “Introduction” of the heading “Business Development” of Part I, Item 1, above.

Sarbanes/Oxley Act

Subject to the “Section 12g-3 successor issuer” issue discussed in the preceding paragraph, we are subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the April 30, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to shareholders.

Subject to the forgoing qualification about “Section 12g-3 successor issuers,” we are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

We spent $382,578 and $578,940 for the years ended April 30, 2009, and 2008, respectively, on research and development.

Cost and Effects of Compliance with Environmental Laws

We are not currently engaged in any principal mining or exploration operations nor in any operations involving the extraction of oil from oil shale; accordingly, until any such operations are planned, it is not possible to estimate the cost or assess the effects of environmental compliance on any such operations.

Number of Total Employees and Number of Full-Time Employees

We have six employees all of which are full time employees.

Additional Information

                You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the Securities and Exchange Commission at its Internet site at www.sec.gov.  Please call the Securities and Exchange Commission at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our Securities and Exchange Commission reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.  However, we have included the following risk factors.

The ownership of shares of our common stock is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this Annual Report and other reports filed by us with the Securities and Exchange Commission prior to considering any investment in us.

Risks Related To Bullion

Future financial results may fluctuate significantly.  As a result of our limited operations, we cannot predict future revenues or operating results.  Management, however, does expect future revenues and operating results to fluctuate due to a combination of factors, including the costs of production, world prices for minerals and oil and other factors.  If we have a shortfall in revenues in relation to our expenses, or if our expenses increase before our revenues do, then our business for a particular period would be materially adversely affected.  Because of all of these factors and the other risks discussed in this section, management believes that our quarterly and annual revenues, expenses and operating results likely will vary significantly in the future.

Additional financing requirements.  We may be required to seek additional financing to fund operations and carry out our business plan.  There can be no assurance that such financing will be available on acceptable terms, or at all.  We do not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Bullion will not be successful unless it recovers precious metals or oil from oil shale and sells them in U.S. or world markets.  Our success and possible growth will depend on our ability, or the ability of those companies which we are in contract with, to recover precious metals or oil, process them and successfully sell them on U.S. and world markets. The success of this process is dependent on the spot market prices paid in relation to the costs of production. We may not always be able to produce at a profit because we can maintain a level of control only over our costs and have no ability to control the world spot market prices.

The cost of acquisition, exploration, and development activities are substantial and there is no assurance that the returns from mining activities or oil shale development will justify commercial operations.  We cannot be certain that our acquisition, exploration and development activities will be commercially successful. Substantial expenditures are required to acquire existing mineral and oil shale properties, to establish reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore or oil from the shale in the case of new properties and to develop the mining and processing facilities and infrastructure at any site chosen for mining or oil shale production. There can be no assurance that any mineral reserves, mineralized material or oil from oil shale acquired or discovered will be in sufficient quantities or adequate grade to justify commercial operations or that the funds required for development can be obtained on a timely basis.

The price of gold, other minerals and oil is known to fluctuate on a regular basis and the downturn in price could negatively impact our operations and cash flow. The price of gold, other minerals and oil is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Mining and oil shale activities are inherently hazardous and any exposure may exceed Bullion’s insurance limits or may not be insurable.   Mining and oil shale exploration, development and operating activities are inherently hazardous. Mineral exploration involves many risks that even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to insure us against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

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

Bullion’s operations are subject to strict environmental regulations that may result in added costs of operations and operational delays.  Exploration and development operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect our projects. We are currently subject to environmental regulations with respect to all of our properties.

Bullion is subject to federal laws that require environmental assessments and bond/surety postings that add significant costs to our operations and delays in our projects.  The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Changes in state laws, which are already strict and costly, can negatively effect our operations by becoming stricter and costlier.  At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety, and various permitting agencies.  Nevada state law requires projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post- mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other

Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Title claims against Bullion’s mining properties could require it to compensate parties, if successful, and divert management’s time from operations.  There may be challenges to our title in the mineral properties in which we hold a material interest. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property.  Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration and development programs.

The requirements of being a public company may strain our resources and distract management.  As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We currently do not have an internal audit group, but we are in the process of selecting an Audit Committee and adopting an Audit Committee Charter.. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and management cannot assure you that we will be able to do so in a timely or cost effective fashion.

Bullion does not intend to pay cash dividends on its common stock in the near term and, consequently, your only opportunity to achieve a return on your investment is if the price of our stock appreciates.  We do not plan to declare cash dividends on shares of our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market after this offering will ever exceed the price that you pay.

Bullion’s business depends on a limited number of key personnel, and the loss of any of these personnel could negatively affect us.  Our officers are important to our success. If they become unable or unwilling to continue in their present positions, our business and financial results could be materially negatively affected.

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

Shares eligible for public sale in the future could decrease the price of Bullion’s common shares and reduce our future ability to raise capital.   All shares issued in the Fairness Hearing are freely transferable and will not be “restricted securities.” If there is ever an established trading market in our common stock, of which there can be no assurance, sales of substantial amounts of our common stock in the public market could decrease the prevailing market price of our common stock and our ability to raise equity capital in the future.

“Penny stock” rules may make buying or selling Bullion common stock difficult.  We anticipate that the trading price for our common stock will be at $5.00 or less per share in the near future. Securities that trade for

$5.00 or less are subject to the “penny stock” rules. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our common stock to persons other than prior customers and “accredited investors,” must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and the current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Securities and Exchange Commission’s regulations concerning the transfer of penny stocks.  These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

ITEM 2:  PROPERTIES

We have the following interests in mineral properties and oil and gas leases.  Access is year round, except the Sumpter, Oregon, property is only accessible by four-wheel drive during the winter months, and our interest in that property is indirect through a minority ownership in the entity that owns those mining claims..

Ophir:  This property is located in Tooele County, Utah, Township 5 South, Range 4 West, and is accessed via improved unpaved roads.  This property was purchased in two transactions during the 1970’s, and consists of a 100% interest in five patented claims located in Tooele County, Utah, the Commodore, Prince of Wales, Prince of Wales #2, Prince of Wales #4 and Prince of Wales #5 claims.  No operations have commenced on this property, and no estimates of the mineral deposits have been made.  We have no present plans to develop this mining property, though we have had preliminary inquiries regarding development of this property.  No estimates have been made or are planned regarding determining the reserves on this property.

Ophir Claims are patented and therefore both the surface and underground rights to these claims are 100% owned by us.  The Ophir Claims are Federal claims.  The Prince of Wales, Prince of Wales No. 2, Princes of Wales No. 4 and the Princes of Wales No. 5 are covered under Survey #6221and contain 51.796 acres and are located in Rush Valley Mining District, Tooele County, Utah.  The Commordore Claim is covered under Survey #37, Plat 73 in Rush Valley Mining District, Tooele County, Utah, containing 5.626 acres.  This property requires a county tax to be paid annually, presently in the amount of $28.25.

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

Maggie Creek:  This property is located in Eureka County, Nevada, seven miles north of Carlin, unpatented claims located in sections 12 and 14, township 33 North, Range 51 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  Our interest in this property is limited to future three-percent (3%) royalty income from operations performed by others mining this property.  No operations have commenced on this property.  This property is just south of Newmont’s Gold Quarry deposit. This property is not currently in operation but adjacent to this property is Newmont’s Gold Quarry mine, which is a producing gold mine.  Since we have only a minor royalty interest in this property, we do not have the right to conduct mining operations.  No estimates have been made or are planned regarding determining the reserves on this property.  Maggie Creek/Leeville claims are owned by Newmont, and we only retain a royalty interest.  The total claim responsibility for these claims lies with Newmont.  Reserve estimates on this property, if any, are not available to us.

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
Mojave
MOJAVE DESERT
Barstow

Locations of the Maggie Creek, North Pipeline Mine and Leeville/East Ore Mines in Central Nevada

North Pipeline Mine:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East, Mount Diablo Meridian, Section 9, more particularly described as the E ½;  E ½ of the NW ¼ of Section 9, Twp 29, Range 47, and is accessed via improved paved roads.   We have a royalty agreement with Nevada Rae Gold, Inc. on its North Pipeline mine property, pursuant to a contract entered into in September of 2003 for the mining rights of the surface gravel.   The contract calls for a guaranteed annual advanced royalty of $22,500 minimum per year.  The production royalty is $0.50 per yard of ore processed or  4% of net profits, whichever is greater.  We have retained all rights to the hard rock minerals in the North Pipeline Property.

North Pipeline is a real property interest and not a mining claim of any kind, patented or unpatented.  We purchased this property according to the laws of the State of Nevada.  We hold the surface and underground mineral rights to this real property, and it pays annual taxes to Lander County, Nevada, presently in the amount of $258.35.

Location of North Pipeline Mine from I-80

N. Pipeline 2

Nevada
0
10mi
USGS

6\17\2008

No warranty is made by the BLM for the use of the data for purposes not intended by the BLM.

Leeville/East Ore Mine:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  The property is currently being mined by Newmont, and we are receiving a continuing 1% gross smelter return royalty.  Maggie Creek/Leeville claims are owned by Newmont, and we only retains a royalty interest.  The total claim responsibility for these claims lies with Newmont. Reserve estimates on this property, if any, are not available to us.

We have claimed that this 1% royalty as defined in the May 10 th 1979 agreement also applies to an area of interest that contains the Sections and Townships listed below approximately encompassing the area eight (8) miles in a northerly direction, eight (8) miles in a southerly direction, eight (8) miles in an easterly direction and eight (8) miles in a westerly direction from Section 10, Township 35 North, Range 50 East, M.D.B. & M., Eureka County, Nevada.  See Part I, Item 3, regarding our litigation with Newmont.  We believe the following accurately describes this area of interest, more or less.

Township 34 North, Range 49 East Sections 1-5, 8-17, and 20-24

Township 35 North, Range 49 East Sections 1-5, 8-17, and 32-36

Township 36 North, Range 49 East Sections 1-5, 8-17, 20-29 and 32-36

Township 37 North, Range 49 East Sections 32-36

Township 34 North, Range 50 East Sections 1-24

Township 35 North, Range 50 East Sections All

Township 36 North, Range 50 East Sections All

Township 37 North, Range 50 East Sections 31-36

Township 34 North, Range 51 East Sections 3-10 and 15-22

Township 35 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 36 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 37 North, Range 51 East Sections 31-34

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

Gold Mountain Property.  We currently own a 1% interest in Gold Mountain Exploration and Development Company.  By agreement with Gold Mountain, we have earned an additional 9% interest by funding its litigation with Alpine Mining Inc.  The litigation is complete and has ensured Gold Mountain’s legal interest in the Sumpter, Oregon gold property.  Legal documents are currently being completed, and we will soon receive the additional 9% interest in Gold Mountain.   The Sumpter, Oregon, gold property consists of 13 patented mining claims located approximately 10 miles west of Sumpter and 40 miles southeast of Baker City in Eastern Oregon.

EnShale Oil Shale Property

We have five mineral leases with the State of Utah (State Institutional School Lands Association, SITLA).  We have included a table below of these five mineral leases, with latitude and longitude coordinates for each and claim description information.  The minimum annual lease payments are described in the notes to our consolidated financial statements in Note 7.

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

Latitude and Longitude Coordinates for State Leases

Mineral Lease No.	Description/Township/Range	Point	Latitude		Longitude		Source
			Deg	Min	Deg	Min
ML 50142	T8S, R25E, SLB&M Section 2
	Lots 1, 2, 3, and 4 “Coyote Basin”	NW Corner	N 40	9.517	W 109	4.659	County GIS
	S ½ N ½	NE Corner	N 40	9.517	W 109	3.525	County GIS
	S ½ All	SE Corner	N 40	8.653	W 109	3.525	County GIS
		SW Corner	N 40	8.653	W 109	4.659	County GIS

Section 16	All “Walsh Knolls”	NW Corner	N 40	7.784	W 109	6.933	County GIS
		NE Corner	N 40	7.784	W 109	5.799	County GIS
		SE Corner	N 40	6.913	W 109	5.799	County GIS
		SW Corner	N 40	6.913	W 109	6.933	County GIS

ML 50145	T9S, R24E, SLB&M Section 2
	S ½ NE ¼ “Little Bonanza”	NW Corner	N 40	4.308	W 109	11.45	County GIS
	SE ¼ NW ¼	NE Corner	N 40	4.308	W 109	10.33	County GIS
	SW ¼ SW ¼	SE Corner	N 40	3.45	W 109	10.33	County GIS
	Lots 1, 2, 3, 4, 5, 6, 7, 8, 9. 10, 11 and 12	SW Corner	N 40	3.45	W 109	11.45	County GIS

Section 16	N ½ N ½ “Coyote Wash”	NW Corner	N 40	2.588	W 109	13.71	County GIS
	SE ¼ NW ¼	NE Corner	N 40	2.588	W 109	0	County GIS
	S ½ SW ¼	Center	N 40	2.15	W 109	13.14	County GIS
		SW Corner	N 40	1.714	W 109	13.71	County GIS

ML 50146	T9S, R24E, SLB&M Section 23
	Lots 4, 7, 8, 9, 11 “Bonanza West”
	SW ¼ SE ¼	SE Corner	N 40	0.842	W 109	10.32	County GIS

Section 24	Lots 1, 2, 3, 4, 5, 6, 7, 9, 10 “Bonanza East”	SE Corner	N 40	0.841	W 109	9.185	County GIS
	N ½ SE ¼	SW Corner	N 40	0.843	W 109	10.32	County GIS
	NW Corner of SITLA Land	Other	N 40	1.263	W 109	10.04	County GIS

Section 25	NW ¼ SW ¼ “Wagon Hound North”	NW Corner	N 40	0.843	W 109	10.32	County GIS
	S ½ S ½	NE Corner	N 40	0.843	W 109	9.192	County GIS
	Lots 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12	SE Corner	N 39	59.98	W 109	9.192	County GIS
		SW Corner	N 39	59.98	W 109	10.32	County GIS

Section 36	N ½ “Wagon Hound South”	NW Corner	N 39	59.98	W 109	10.32	County GIS
	SW ¼ SW ¼	NE Corner	N 39	59.98	W 109	9.191	County GIS
	N ½ SE ¼	SE Corner	N 39	59.11	W 109	9.191	County GIS
		SW Corner	N 39	59.11	W 109	10.32	County GIS

ML 50147	T9S, R25E, SLB&M Section 36
	All “Weaver Ridge”	NW Corner	N 39	54.75	W 109	3.543	County GIS
		NE Corner	N 39	54.75	W 109	3.035	County GIS
		SE Corner	N 39	53.88	W 109	3.035	County GIS
		SW Corner	N 39	53.88	W 109	3.543	County GIS

ML 50148	T11S, R25E, SLB&M Section 36
	All “Dragon”	NW Corner	N 39	49.54	W 109	4.587	County GIS
		NE Corner	N 39	49.54	W 109	3.055	County GIS
		SE Corner	N 39	48.68	W 109	3.055	County GIS
	East Border at South Dropoff		N 39	49.08	W 109	3.05	GPS
	East Border at Fence		N 39	49.15	W 109	3.05	GPS
		SW Corner	N 39	48.68	W 109	4.587	County GIS
		Metal Post	N 39	49.28	W 109	3.74	GPS

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

0 1 2 4 6 mi

0 5,000 10,000 20,000 30,000 ft

0 1 2 4 6 k

State of Utah
School & Institutional
Trust Lands Administration

Office Building:  We own a 1,850 square foot office building, purchased in August, 2005, for $175,000.  This building is used by us for our executive offices.  The building is located at 299 East 950 South, Orem, Utah..

Business Building: On May 22, 2008, our management voted by a majority to purchase certain real property for the use of our business in the Vernal, Utah, area. Our majority-owned subsidiary, EnShale, is expected to commence operations of our oil shale demonstration plant, and subsequently, our full production facility, in that same area. The property was purchased for $317,900 and sits at approximately 2,000 square feet of finished interior with an additional 1,500 available to be finished, with approximately five total acres

Industrial Property: On March 11, 2009, we purchased an industrial parcel of real property in Vernal, Utah, which is strategically located for our planned EnShale operations and which has all utilities readily available.  We purchased 5.01 acres at a total price of $140,000.

ITEM 3:  LEGAL PROCEEDINGS

Except as indicated below, we are not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

On April 30, 2008, we announced the commencement of a legal action against Newmont to collect additional royalties we believe are owed pursuant to a 1979 agreement covering the Leeville/East Ore Mine between predecessors of ours and Newmont (the “Leeville/East Ore Mine Agreement” [Exhibit 10.1 in the Exhibit Index, Part IV, Item 15).  Pursuant to that agreement, we ceased mining and exploration activities in the Lynn Mining District located in Northern Eureka County, Nevada, and in an eight square mile area of interest surrounding that mining district.  In return, Newmont (through its predecessor), as claimed by us, agreed to pay us a 1% royalty on any production in the Lynn Mining District and the area of interest that was described in that agreement.  The case is pending in the United States District Court for the District of Nevada, styled as “Bullion Monarch Mining, Inc. versus Newmont USA Limited, a Delaware corporation, d/b/a Newmont Mining Corporation, and Does I-X, inclusive.”  The action was brought under a contingency agreement with our attorneys under which they are responsible for all costs, regardless of recovery.  No assurance can be given that we will be successful in this legal action.

March 4, 2009, the United States District Court, District of Nevada, denied Newmont USA Limited's (a subsidiary of Newmont Mining Corporation [“Newmont”]) Motion for Judgment on the Pleadings by which Newmont claimed that a 1993 Nevada court proceeding and judgment invalidated or adjudicated our royalty interest in any of the properties covered by the 1979 agreement, including the Area of Interest.  It is not clear whether Newmont will attempt to appeal this decision.  Otherwise, the litigation of our claims will continue.  For additional information, see our 8-K Current Report dated March 4, 2009, and filed with the Securities and Exchange Commission on March 9, 2009.

We announced on July 16, 2009, which is subsequent to the date of this Annual Report, that we have named Barrick Goldstrike Mines and Barrick Gold Corporation as defendants in our pending litigation against Newmont USA Limited regarding unpaid royalties from a 256 square mile of interest in the renowned Carlin Gold Trend in Northeastern Nevada.  For additional information, see our 8-K Current Report dated July 16, 2009, and filed with the Securities and Exchange Commission on July 16, 2009.  We have not included either of these companies in this litigation because our attorneys have advised us that their inclusion may cause an unacceptable delay in this litigation; however, we may include them at a later date.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of shareholders in Salt Lake City, Utah on November 7, 2008.  Our shareholders voted to re-elect the current members of our Board of Directors and ratify the appointment of Mantyla McReynolds, LLC (“Mantyla McReynolds”) as our independent registered public accounting firm for the fiscal year ended April 30, 2009.  Of the 21,832,305 votes cast, 1,000 shares voted against the re-election of each director and against the ratification of Mantyla McReynolds, 10,140 shares abstained from voting on the ratification of Mantyla McReynolds and the remaining shares voted in favor of each member of our Board of Directors and in favor of the ratification of Mantyla McReynolds

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Historically, there was an established public market for shares of our common stock in the Pink OTC Markets (the “Pink Sheets”) through November, 2002. Commencing in December, 2007, our common stock began being quoted on the OTCBB of FINRA under the trading symbol “BULM.”

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have satisfied the six month holding period of Rule 144 for public sales of their respective holdings in Bullion in accordance with Rule 144.   See the headings “Rule 144” and “Recent Sales of Unregistered Securities” of this Item below.

Also see the subheading “Introduction” of the heading “Business Development” of Part I, Item 1, respecting the “Section 12g-3 successor issuer” issues that may affect the future trading of shares of our common stock related to our planned filing of a Form 10 Registration Statement on New Bullion.

The following table sets forth, for the periods indicated, the high and low bid information for the Company’s common stock on the OTCBB since December, 2007, and for the quarterly periods ending April 30, 2008. These quotations do not reflect actual transactions or retail mark-ups, mark-downs or commissions.

Quarter Ended	High Bid	Low Bid
January 31, 2008	$0.70	$0.17
April 30, 2008	$0.68	$.28

July 31, 2008	$0.49	$0.22

October 31, 2008	$0.32	$0.18

January 31, 2009	$0.29	$0.08

April 30, 2009	$0.27	$0.10

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 3,523, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to its common stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

To whom	Date	Number of shares	Consideration
R. Don Morris	12/31/2006	4,378,952	Debt relief for services*
Peter Passaro	12/31/2006	860,163	Debt relief for services*
James A. Morris	12/31/2006	860,163	Debt relief for services*
Robert Morris III	01/31/2008	100,000	Services valued at $0.05 per share
George Harris	01/31/2008	75,000	Services valued at $0.05 per share
Leonard W. Burningham, Esq.	01/31/2008	50,000	Services valued at $0.05 per share

*

At July 31, 2004, we had accrued $777,000 in officer compensation for services rendered on or before July 31, 2004.  We resolved to issue 6,750,900 shares of our common stock that were “restricted securities” valued at $0.006 per share to relieve $40,505 in accrued officer compensation, and the remaining officer accrued compensation in the amount of $539,245 was forgiven by the officers under the Amended Stipulation for Judgment entered on March 31, 2005.  In addition, we agreed to pay the officers $197,250 in cash. As of April 30, 2006, we had accrued $72,000 in officer compensation.

We issued all of these securities to persons who were “accredited investors” as that term is defined in Regulation D of the Securities and Exchange Commission; and each such investor had prior access to all material information about us as each is and was then a director or executive officer or attorney for us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to

Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Sales to “accredited investors” are preempted from state regulation.

Use of Proceeds of Registered Securities

We had no proceeds from the sale of registered securities during the periods covered by this Annual Report or the fiscal periods reported in our consolidated financial statements that accompany this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

As of April 30, 2009, we had a total of 519,300 shares of common stock held as treasury stock.  During the fiscal years ended April 30, 2009, and April 30, 2008, we acquired 1,550,300 and 41,500 shares valued at cost, for $377,401 and $26,799, respectively.  We retired 1,080,000 of treasury shares valued at $276,986 during the fiscal year ended April 30, 2009.  We account for treasury stock within the cost method.  We repurchased 1,550,300 shares of our common stock over the previous fiscal year and 168,000 shares subsequent to the year ended April 30, 2009. We will retire these shares.  For additional information, see our 8-K Current Report dated July 6, 2009, and filed with the Securities and Exchange Commission on July 7, 2009..

ITEM 6.  SECLECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we conduct our business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

General

Management believes there are adequate funds to continue current operations for the next six to eight years, if we do not fully develop our EnShale technology and related mining operations.  Revenues from Newmont’s Leeville/East Ore mine are anticipated to be between $3.5 and $4.0 million per year.

During fiscal 2010, we plan to attempt to acquire a larger interest in the Sumpter, Oregon, property (now known as the “Gold Mountain” property) in which we currently own a non-controlling interest and indirect interest; and we are also currently in discussions with Kennecott Copper, Freeport MacMoran and others to explore our Ophir lead, silver and copper property located in Ophir, Utah.

We also have had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of its North Pipeline gold property, and we are contemplating our own exploration program for this project during fiscal 2010.

We expected Nevada Rae Gold, Inc. to commence production on the North Pipeline property in late 2007. However, Nevada Rae Gold has encountered a number of difficulties that have prevented it from beginning production as planned.  Nevada Rae gold continues to pay its minimum annual royalty and has not disclosed to us an updated schedule to commence production.

Our management believes that the environment for development of natural resources is strong.  Management looks forward to future growth and profitability in this area.

EnShale has completed fabrication of a pre-production plant and expects to commence testing operations in August, 2009.  The scope of the pre-production tests will include ore handling through oil vapor cooling.  Other aspects of EnShale’s proprietary process will not be tested at this stage as all are applications of known technologies.

EnShale will be evaluating various possibilities to raise the funding necessary to construct the expected full production plant and underground mining operation in the Vernal, Utah area. The funding may take the form of equity, debt or a combination thereof.  It will, as is normal for such a financing process, require a proper due diligence period followed by a contractual negotiation period – all common to the financial industry for such a secondary public and private offering.

We do not expect to sell or dispose of any of our material assets during the next 12 months. We do, however, expect to experience some changes in our employee roster, as well our Board of Directors and our outside advisory Board.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended April 30, 2009 compared to the Year Ended April 30, 2008

Royalty revenues increased substantially during fiscal 2009 compared to 2008.  We received revenues of $3,724,883 in fiscal 2009 compared to $2,662,399 in fiscal 2008.  Our largest revenue source is coming from the 1% royalty on Newmont’s Leeville/East Ore mine.   This mine was in full production for the entire year; this, combined with the higher commodity price for gold, accounted for the increase.

Our liabilities decreased in fiscal 2009 from $362,438 to $221,450.  The main reason for this decrease in 2009 was due to taxes payable of $94,290 in fiscal 2009 as opposed to $250,059 in 2008.  The leases that we were able to secure in Uinta County, Utah in 2006, were booked as long term liabilities.  These leases are renewable each year, and if market conditions change, we could easily fail to renew the leases.

Expenses in fiscal 2009 decreased by $89,015, as compared to fiscal 2008.  The decreased expense was due to a decrease of $196,362 in research and development expenses and an increase of $107,347 in general and administrative expenses.  The decreased research and development expense was due in part to EnShale moving from the process and patent development stage to the demonstration plant construction phase.  Research and development should increase in 2010 as much of the demonstration plant final construction will happen in the first fiscal quarter.

For the fiscal year ended April 30, 2009, we had royalty revenues of $3,724,883 compared to the fiscal year ended April 30, 2008, in the amount of $2,662,399.  General and administrative expenses for the fiscal year ended April 30, 2008, were $1,104,871 compared to $1,212,218 for the fiscal year ended April 30, 2009.  We also had research and development expenses in the fiscal year ended 2009 of $382,578 compared to $578,940 in 2008.  These revenues resulted in an operating income of $2,130,087 for the fiscal year ended April 30, 2009, compared to operating income of $978,588 for the fiscal year ended April 30, 2008.  In the fiscal year ended April 30, 2009, We had other income of $2,500, and interest income of $19,600, compared to the fiscal year ended April 30, 2008, in which we had other income of $0 and interest income of $20,686.  During the fiscal year ended April 30, 2009, we had an unrealized loss on marketable securities of $16,108 compared to an unrealized gain of 8,103 in the fiscal year ended April 30, 2008.  We had a net income in the fiscal year ended April 30, 2009, of $1,679,292 compared to net income for the fiscal year ended April 30, 2008, of $541,485.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,135,755 as of April 30, 2009, and total current assets of $1,392,345; total current liabilities of $201,815; and a total shareholders’ equity of $3,771,576.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm and Financial Statements

April 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bullion Monarch Mining, Inc

Orem, Utah

We have audited the accompanying consolidated balance sheet of Bullion Monarch Mining, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company has determined that it is not required to have, nor were we engaged to perform, an audit of our internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Mining, Inc. and subsidiaries as of April 30, 2009 and 2008, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla, McReynolds & Associates

Mantyla, McReynolds & Associates

Salt Lake City, UT

August 13, 2009

BULLION MONARCH MINING, INC.

CONSOLIDATED BALANCE SHEETS

April 30, 2009 and 2008

ASSETS	April 30, 2009	April 30, 2008 (Restated)
Current Assets
Cash and cash equivalents	$1,135,755	$1,356,679
Royalty receivables - Note 1	148,865	261,085
Prepaid expense	19,075	6,632
Inventories	80,290	-
Deposits	1,000	-
Employee advances - Note 13	3,500	3,500
Payroll taxes receivable	3,860	4,206
Total current assets	1,392,345	1,632,102

Property, Plant, and Equipment, net- Notes 1 and 8	1,717,466	337,343

Other Assets
Mining properties, at cost - Note 1 and 7	273,071	273,071
Notes Receivable - Note 15	75,000	-
Oil shale leases - Note 1 and 7	9,669	9,669
Investments - Note 1 and 12	109,040	130,084
Patent, net - Note 9	398,435	429,687
Other	18,000	20,167
Total other assets	883,215	862,678
Total assets	$3,993,026	$2,832,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$107,525	$23,603
Income taxes payable - Note 2	94,290	250,059
Total current liabilities	201,815	362,438

Long-term liability - Deferred tax liability - Note 28	19,635	-
Total liabilities	221,450	362,438

Non-controlling interest - Note 6	-	-

Stockholders' Equity
Preferred stock - par value $0.001,10,000,000 shares Authorized no issued or outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares authorized 39,373,510 issued and outstanding	39,374	40,453
Additional paid-in capital	4,047,085	4,322,991
Less treasury stock - Note 3	(132,722)	(32,306)
Accumulated other comprehensive income (loss) - Note 11	(8,005)	8,103
Accumulated deficit	(174,156)	(1,869,556)
Total stockholders’ equity	3,771,576	2,469,685
Total liabilities and stockholders’ equity	$3,993,026	$$2,832,123

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended April 30, 2009 and 2008

	2009	2008 (restated)
Royalty revenues	$3,724,883	$2,662,399

Operating Expense
General and administrative	1,212,218	1,104,871
Research and development	382,578	578,940
Operating income	2,130,087	978,588
Other income (expense)
Interest	19,600	20,686
Other	2,500	-
Total other income	22,100	20,686

Net income before non-controlling interest	2,152,187	999,274
Non-controlling interest	-	37,565
Net income before income taxes	2,152,187	1,036,839
Provision for income taxes	456,787	503,457
Net income	$1,695,400	$533,382

Other Comprehensive Income (Loss)
Change in unrealized gain (loss) on marketable securities	(16,108)	8,103
Net comprehensive income	$1,679,292	$541,485

Net Income Per Share - Basic and Diluted	$0.04	$0.01
Weighted average shares outstanding	39,922,080	40,337,321

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended April 30, 2009 and 2008 (Restated)

	Common Shares Issued	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Net Shareholders’ Equity
Balance, April 30, 2007 (Restated)	40,228,510	$40,229	$(5,507)	$4,311,966	$-	$(2,402,938)	$1,943,750

Purchase of treasury stock	-	-	(26,799)	-	-	-	(26,799)

Stock issued for compensation at $.05 a share	225,000	224	-	11,025	-	-	11,249

Unrealized gain on investment, net of tax	-	-	-	-	8,103		8,103
Net income for the year ended April 30, 2008	-	-	-	-	-	533,382	533,382
Balance, April 30, 2008	40,453,510	$40,453	$(32,306)	$4,322,991	$8,103	$(1,869,556)	$2,469,685

Purchase of treasury stock	-	-	(377,401)	-	-	-	(377,401)

Retirement of treasury stock	(1,080,000)	(1,079)	276,985	(275,906)	-	-	-

Unrealized loss on investment, net of tax	-	-	-	-	(16,108)	-	(16,108)

Net income for the year ended April 30, 2009	-	-	-	-	-	1,695,400	1,695,400

Balance, April 30, 2008	39,373,510	$39,373	$(132,721)	$4,047,085	$(8,005)	$(174,156)	$3,771,576

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2009 and 2008

	2009	2008 (Restated)
Cash flows from operating activities:
Net income	$1,695,400	$533,382

Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	-	(37,565)
Depreciation	37,411	17,667
Amortization	31,252	32,083
Deferred income taxes	24,390	263,745
Stock issued for compensation and legal fees	-	11,249
Bad debt expense	-	5,659
(Increase) decrease in royalties receivable	112,220	(117,031)
(Increase) decrease in payroll tax receivable	346	(4,206)
(Increase) decrease in deposits	(1,000)	-
(Increase) decrease in prepaid expenses	(12,443)	(2,375)
(Increase) decrease in inventories	(80,290)	-
(Increase) decrease in employee advances	-	(3,500)
Increase (decrease) in income taxes payable	(155,769)	250,059
Increase (decrease) in accounts payable	83,922	9,892
Increase (decrease) in accrued liabilities	(83,595)	(46,592)
Net cash from operating activities	1,651,844	912,467

Cash flows from investing activities:
Purchase of property, plant & equipment	(1,417,534)	(131,530)
Issuance of Note Receivable	(75,000)	-
Purchase of securities	(5,000)	(26,300)
Proceeds from other assets	17,167	-
Purchase of other asset	(15,000)	(21,000)
Net cash used in investing activities	(1,495,367)	(178,830)

Cash flows from financing activities:
Purchase of treasury stock	(377,401)	(26,799)
Net cash from financing activities	(377,401)	(26,799)

Net increase in cash	(220,924)	706,838
Cash at Beginning of Year	1,356,679	649,841
Cash at End of Year	$1,135,755	$1,356,679
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,044
Cash paid for taxes	$588,166	$-

   Non-cash investing and financing activities:

     During the year ended April 30, 2009, the Company retired 1,080,000 shares of treasury stock, reducing the par value of Common Stock by $1,080 and Additional Paid-In Capital by $275,906.

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Organization

Bullion Monarch Mining, Inc. (Bullion) was organized under the laws of the State of Utah on November 16, 2004. Bullion was organized to engage in any lawful activity.  On March 31, 2005, the Third District Court in the State of Utah approved a plan by which Bullion common shares would be issued for the shares of Bullion Monarch Company, Inc. (Old Bullion), a previously dissolved corporation.  Bullion obtained the rights and obligations of Old Bullion.

Bullion derives its revenues from exploring, acquiring and developing mining properties in the Western United States and South America.  Bullion currently has interests in properties in Utah, Oregon and Nevada (See Note 17 for discussion on expansion into Brazil). The Company currently has two mines producing royalties in the Carlin Trend, Nevada.

EnShale, Inc., a majority-owned subsidiary of Bullion, is a Wyoming corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  EnShale, Inc. is engaged in several activities associated with the extraction of oil from oil shale deposits in Eastern Utah.  There are three primary directions being pursued:  (1) acquisition of mineral rights, (2) technology development, and (3) fund-raising to support continuing operations.

(b)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(c)

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $1,135,755 in cash as of April 30, 2009.  Of that amount, $215,642 exceeds the Federal Deposit Insurance Corporation (FDIC) insured limit of $250,000.

(d)

Inventories

Inventories consist of ore and are carried at the lower of cost (first in first out) or market

(e)

Consolidation

The consolidated financial statements include the accounts of Bullion and EnShale, Inc. (collectively referred to as “the Company”).  All intercompany transactions have been eliminated and a non-controlling interest was recognized.  The non-controlling interest was allocated its reportable share of EnShale, Inc. losses, thus reducing it to zero, at which point management determined that Bullion would more likely than not be responsible for maintaining the subsidiary’s operations. (See Note 6)

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)

Royalty Revenue

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue is recognized as earned; persuasive evidence of an agreement exists, as precious metals are mined and the risks and rewards have been transferred (and sold on the market), prices are fixed or determinable, and cash collections are reasonably assured.

Royalty revenue is recognized as estimated ore deposits are sold by the lessee.  Adjustments to estimates are recorded at final settlement with the buyer of the ore.

(g)

Royalty Receivables

Royalty receivables include certain amounts due from mining lessees.  The Company records the receivable once ore deposits have been mined and sold on the market.  In general, initial payment is based upon provisional royalties calculated using ounces of gold and silver shipped.  Final royalties are paid when final settlement is made by buyers.  The Company believes all amounts are fully collectible and therefore has not booked an allowance for doubtful accounts.  The Company charges off and expenses uncollectible accounts when management estimates no possibility of collecting the related receivable.  The Company considers royalty receivables to be past due or delinquent based on contractual payment terms.

(h)

Impairment of Patents

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal years ended April 30, 2009 and 2008.

(i)

Investments

The Company owns 100,000 common shares of Gold Mountain Exploration and Development Company (Gold Mountain), which approximates a one-percent (1%) interest.  The Company also owns 1,651,000 common shares of Sidney Resource Corporation Company, which is approximately a ten-percent (3%) interest.  The Company accounts for these investments as “available-for-sale” and records each of the investments at fair market value with an associated adjustment, if necessary, as an unrealized gain or loss allocated to other comprehensive income (loss).  The unrealized gain or loss is based on the original cost of the security verses the current fair market value.  As of April 30, 2009, the Company recorded an unrealized loss of $16,108 and a related deferred tax asset of $4,755, with $9,956 of  income taxes  being allocated to other comprehensive income (loss)  .  The investments’ fair market value was $109,040 (See Note 12).

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)

Property and Equipment, Mining Properties, Mineral Leases

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Assets are depreciated using the straight-line method over their estimated useful lives ranging from three to five years and not to exceed 40 years for buildings.

Mining Properties

Royalty interests in mineral properties include acquired royalty interests in production stage, and development stage properties.  The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when such interests do not meet the definition of a financial asset under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Also, in accordance with EITF, 04-02, “Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues,” we recognize our royalty interests as tangible assets as of April 30, 2009 and 2008.  We based our conclusion on the following factors:

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal year ended April 30, 2009 and 2008.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)

Property and Equipment, Mining Properties, Mineral Leases (Continued)

Exploration and Development Costs

In general, exploration and development costs are expensed as incurred.  When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.

(j)

Fair Values of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the carrying amount due to the short duration of these accounts.

(k)

Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109).  The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  See Note 2.

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

(l)

Mineral Taxes

The Company pays a minerals tax to the State of Nevada.  During the year ended April 30, 2009 and 2008, the Company included $113,995 and $135,633, respectively of this mineral tax in general and administrative expenses.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)

Net Income (Loss) Per Share

In accordance with Statement of Financial Accounting Standards No. 128R, Earnings per Share (SFAS 128R), the Company computes basic income (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock during the period using the treasury stock method.  Basic and diluted earnings per share are equal because the Company does not have stock options or other common share equivalents.

(n)

Impact of New Accounting Standards

SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) (December 2007)

This standard is the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. The Company is currently evaluating the impact of adopting FAS 141R on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

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

SFAS 165 Accounting for Subsequent Events (May 2009)

SFAS 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FAS 165 to have a material impact on the Company’s financial condition or results of operation.

SFAS 166 Accounting for Transfers of Financial Assets – an amendment of SFAS 140 (June 2009)

SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

SFAS 167 Amendments to FASB Interpretation No. 46(R) (June 2009)

SFAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

SFAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (June 2009)

FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2

INCOME TAXES

Below is a summary of deferred tax asset and liability calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.   The tax provision differs, in part,  from amounts that would be calculated by applying federal statutory rates to income before income taxes  because the valuation allowance for deferred tax assets decreased by $59,837 from a balance of $489,082 as of April 30, 2008.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 2

INCOME TAXES (CONTINUED)

Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $438,693, net of a valuation allowance of $429,245 at April 30, 2009, as detailed below.

	2009	2008
Deferred Tax Assets
Available for Sale Securities	$4,755	$-
Long-term Lease	4,693	-
Net Operating Losses	429,245	489,082
Valuation Allowance	(429,245)	(489,082)
Net Deferred Tax Asset	9,448	-

Deferred Tax Liabilities
Available for Sale Securities	-	(5,181)
Property, Plant, & Equipment	(29,083)	-
Net Deferred Tax Liability	(29,083)	(5,181)
Net Deferred Taxes	$(19,635)	$(5,181)

The provision for income taxes consists of the following:

	2009	2008
Current Taxes
Federal	$421,878	$206,626
State	10,519	33,086
Deferred Taxes
Federal	22,254	229,932
State	2,136	33,813
Provision for Income Taxes	$456,787	$503,457

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 2

INCOME TAXES (CONTINUED)

Reconciliation between federal income taxes at the statutory tax rate (35%) and the actual income tax provision for continuing operations follows:

	2009	2008
Expected provision (based on statutory rate)	$753,266	$362,894
Effect of:
Non-controlling interest	-	(14,650)
Federal benefit of state taxes	-	(12,475)
Net operating losses	(25,183)	(77,994)
Permanent tax deductible differences	(242,259)	(152,596)
Effect of tax adjustment to tax accrual	(50,575)	-
Effect of research credit	(25,360)	-
State income tax	70,240	42,998
Effective rate difference	(23,342)	-
Increase/(decrease) in valuation allowances	-	355,280
Total actual provision/(benefit)	$456,787	$503,457

The Company’s subsidiary has the following operating loss carryforwards available at April 30, 2009:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/2006	4/30/2026	$351,426
4/30/2007	4/30/2027	217,449
4/30/2008	4/30/2028	657,538
Total NOL Carryforward		$1,226,413

The Company adopted the provisions of FIN 48 on May 1, 2007.  As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.

A reconciliation of our unrecognized tax benefits for 2009 is presented in the table below:

                Balance as of May 1, 2008

$     -

                Additions based on tax positions related to the current year

       -

                Additions based on tax positions related to prior year

       -

                Reductions for tax positions of prior year

        -

                Reductions due to expiration of statute of limitations

        -

                Settlements with taxing authorities

        -

                Balance as of April 30, 2009

$      -

The Company has filed income tax returns in the US.  All years prior to1997 are closed by expiration of the statute of limitations.  The years ended April 30, 1997 through 2007, will close by expiration of the statute of limitations September 2010.  The year ended April 30, 2008 is open for examination.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 2

INCOME TAXES (CONTINUED)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended April 30, 2009 and 2008, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at April 30, 2009 and 2008, respectively.

NOTE 3

TREASURY STOCK

As of April 30, 2009, the Company had a total of 519,300 shares of common stock held as treasury stock.  During the years ended April 30, 2009 and April 30, 2008, the Company acquired 1,550,300 and 41,500 shares valued at cost, for $377,402 and $26,799, respectively.  The Company retired 1,080,000 of Treasury shares valued at $276,986 during the year ended April 30, 2009.  The Company accounts for treasury stock within the cost method.

NOTE 4

CONCENTRATIONS

During the year ended April 30, 2009, the Company received 99% of its royalty revenues from a single entity.  As of April 30, 2009, the total royalty receivable balance of $148,865 was due from this entity.  Should this entity experience any difficulties, the Company could be severely impacted including a loss of all material income.

NOTE 5

PREFERRED AND COMMON STOCK

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.001.  The preferred shares have rights and preferences as the Board of Directors shall determine.  To date, the Board of Directors has not established any rights or preferences.  There are no preferred shares issued or outstanding.  The Company has authorized 100,000,000 shares of common stock at a par value of $.001.  As of April 30, 2009, the Company had 39,373,510 common shares issued and 38,854,210 outstanding.  The Company has treasury shares of 519,300 valued at $132,722.

NOTE 6

NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

EnShale, Inc., a Wyoming Corporation, was organized under the laws of that state on July 11, 2005.  Bullion originally owned 100% of the subsidiary’s stock.  On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale in lieu of compensation.  The Company issued 8,000,000 shares of EnShale common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation.  On April 30, 2008, EnShale issued 20,000,000 shares of its common stock to Bullion for the purchase of oil shale leases.  As of April 30, 2009, Bullion owned 80% of EnShale.

EnShale has a deficit in its shareholders’ equity.  The Company has determined that losses in excess of the non-controlling interest would more likely than not be absorded by Bullion.  Therefore, during the year ended April 30, 2009, the Company did not allocate any of the EnShale losses to the non-controlling interest.

As of April 30, 2009, EnShale Inc, a subsidiary of the Company, owed the Company $2,608,950.  In addition, EnShale Inc. also owed the Company $94,683 in accrued interest.  The Company loaned EnShale Inc. the cash so EnShale Inc. could cover some of its operating expenses.  Both the short-term loan and accrued interest were eliminated in these consolidated financial statements.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 7

MINING PROPERTIES AND MINERAL LEASES

Ophir:  This property is located in Tooele County, Utah, Township 5 North, and Range 4 and is accessed via improved unpaved roads.  This property was purchased in two transactions during the 1970s.  No operations have commenced on this property and no estimates of the mineral deposits have been made.

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

Leeville/East Ore Mine:  This property is located in Eureka County, Nevada, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  During the years ended April 30, 2009 and 2008, the mine operated at full capacity, which resulted in royalty revenues to Bullion $3,704,883 and $2,644,719, respectively.  The property is carried on the consolidated balance sheet at its historical cost of $360 at April 30, 2009.

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

For the years ended April 30, 2009 and 2008

NOTE 7

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

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves.  Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized.  At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves.  As of April 30, 2009 and 2008, no depletion was reflected in the accompanying financial statements since the amount was determined to be insignificant.  The following table presents each property and its carrying value:

Property Name	Carrying Value
Ophir	$250,000
Maggie Creek	22,211
North Pipeline Mine	500
Leeville/East Ore Mine	360

Total Mining Properties, at cost	$273,071

Mineral Leases

During 2006, the Company acquired five (5) oil shale mineral leases from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a ten (10)-year life with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During the year ended April 30, 2009, lease payments totaled $4,953, which were expensed through operations.  The leases may be extended if the State chooses to grant an extension.  If the lease is extended, the following advanced annual minimum royalty payments are due on or before the anniversary date of the lease:

Year	Minimum Annual Royalty
11 thru 15	$10 per acre or part of acre
16 thru 20	$15 per acre or part of acre
21 and beyond	$20 per acre of part of acre

A production royalty is also owed to the State of five-percent (5%) of the market price of the minerals sold with a minimum royalty of one dollar ($1.00).  The production royalty may be increased at one-percent (1%) per annum until a maximum of twelve- and-one half-percent (12½%) is reached.  In 2009 and 2008, no production royalties were accrued or paid because production on these properties had not commenced.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 7

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

The following is a schedule by years of future minimum lease payments extending beyond April 30, 2009:

Year ending April 30	Amount
2010	$4,953
2011	4,953
2012	4,953
2013	4,953
Thereafter	9,906
Total	$29,718

NOTE 8

PROPERTY, PLANT, & EQUIPMENT

Equipment is stated at cost less accumulated depreciation and is summarized as follows at April 30, 2009:

	Cost	Accumulated Depreciation	Net
Automobiles	$106,707	$45,734	$60,973
Building	1,460,924	21,810	1,439,114
Furniture & fixtures	57,365	15,086	42,279
Land	175,100	-	175,100
Total property and equipment	$1,800,096	$82,630	$1,717,466

Equipment is stated at cost less accumulated depreciation and is summarized as follows at April 30, 2008:

	Cost	Accumulated Depreciation	Net
Automobiles	$47,621	$26,185	$21,436
Building	276,985	9,573	267,412
Furniture & fixtures	22,957	9,462	13,495
Land	35,000	-	35,000
Total property and equipment	$382,563	$45,220	$337,343

Depreciation expense was $37,411 and $17,667 for the years ended April 30, 2009 and 2008, respectively.  The cost of repairs and maintenance is charged to operations as incurred.

NOTE 9

PATENT

During 2006, EnShale, Inc. entered into an agreement to purchase non-exclusive rights to a patent for $500,000.  The patent is amortized using the straight-line method over its estimated useful life of 16 years.  Amortization expense was $31,252 and $31,250 for 2009 and 2008, respectively.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 9

PATENT (continued)

The following is a listing of the estimated amortization expense for the next five years:

For the year ended 4/30/2010	$ 31,500
For the year ended 4/30/2011	31,500
For the year ended 4/30/2012	31,500
For the year ended 4/30/2013	31,500
For the year ended 4/30/2014	31,500

NOTE 10

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

NOTE 11

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Comprehensive income consists of net income and unrealized gain (losses) on available-for-sale securities.  The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company’s financial position or results of operations.  (See Note 12)

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 12

INVESTMENTS

The Company’s investments at April 30, 2009 and 2008 are summarized as follows:

Common Stock Holdings	2009	2008
Gold Mountain Exploration and Development Company
Fair value	$43,000	$43,000
Cost	43,000	43,000
Unrealized holding gain	$-	$-

Sidney Resources Corporation
Fair value	$66,040	$87,084
Cost	78,800	73,800
Unrealized holding gain (loss)	$(12,760)	$13,284

Total fair value	$109,040	$130,084
Total cost	121,800	116,800
Total unrealized holding gain (loss)	(12,760)	13,284
Deferred tax asset (liability)	4,755	(5,181)
Total unrealized holding gain, net of tax	$(8,005)	$8,103

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2009:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	April 30, 2009	(Level 1)	(Level 2)	(Level 3)

Investments	$109,040	$66,040

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 12

INVESTMENTS (continued)

During the year ended April 30, 2009, there were no significant measurements of assets or liabilities at fair value (as defined in SFAS 157) on a nonrecurring basis subsequent to their initial recognition except for the marketable securities listed in the table above. The aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 until May 1, 2009, relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the year ended April 30, 2009, such measurements of fair value impacted by the deferral under FSP 157-2 related primarily to the nonfinancial assets and liabilities with respect to all long-lived asset groups measured at fair value for an impairment assessment.

NOTE 13

EMPLOYEE ADVANCES

Employee advances consist of amounts due from an employee of the Company.  Payments of $500 per month will be deducted from the employee’s payroll until the advance is paid in full.

NOTE 14  COMMON SHARES SUBJECT TO CANCELATION

As part of the reorganization from Old Bullion to the Company, as mentioned in Note 1(a), the court ordered that in the event an Old Bullion common stockholder does not vote for or against the Reorganization and Exchange Proposal and does not respond in writing to  the Company relating to the Exchange Offer within five years from the date of the approval of the Exchange in the Fairness Hearing of September 27, 2006, such Old Bullion Stockholder's Rights and New Bullion Shares otherwise issued in the Exchange shall be cancelled.

The total common shares subject to the cancellation provision at April 30, 2009 and 2008, totaled 6,115,954 and 6,270,411, respectively.

NOTE 15  PENDING LITIGATION

Bullion asserts that pursuant to a 1979 agreement between Old Bullion and Newmont USA (Newmont), additional royalties are owed to Bullion. In that agreement, Old Bullion ceased mining and exploration activities in the Lynn Mining District in Northern Eureka County in Nevada USA and in a defined multiple square mile area of interest surrounding that area. In return, Newmont, as claimed by Bullion, agreed to pay Old Bullion a one percent royalty on any production in the Lynn Mining District and the area of interest that was described in the Agreement.  Newmont has not paid Bullion the one percent royalty and, therefore, Bullion has filed a legal claim against Newmont.  During June 2009, Bullion also indicated that it had named Barrick Goldstrike Mines and Barrick Gold Corporation as defendants in the pending litigation against Newmont.  The Company has not included either of these companies in this litigation to date because its attorneys have advised it that their inclusion may cause an unacceptable delay in this litigation; however, they may include them at a later date.   The case has not yet gone to trial and no adjustments have been made to the financial statements to account for this contingency.

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 16  RESTATEMENT

The Company determined that it had improperly accounted for mineral leases in prior periods.  The Company originally capitalized the present value of future lease payments and recorded a corresponding liability.  The Company determined that the lease payments should be expensed as incurred.  The following is a summary of the restated April 30, 2008 consolidated balance sheet:

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

Restated amount

$ (1,869,556)

BULLION MONARCH MINING, INC.

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17

SUBSEQUENT EVENTS

Letter of Intent

On May 12, 2009, Bullion contributed $175,000 to Dourave Mining and Exploration Inc. (Dourave), a Brazilian Corporation.  During the year ended April 30, 2009, Bullion had extended a note receivable to Dourave of $75,000.  The additional contribution and note receivable were combined to complete the initial capital contribution of $250,000 for the Bom Jardim and Bom Jesus mining properties, which are held in Dourave.  Beginning July 2009, Bullion will be required to contribute $80,000 per month for 22 months or until the required $1.75 million of additional capital funds is completed to purchase a one-third interest in the economic rights of the mining properties Bom Jardim and Bom Jesus.  Bullion has collateralized this commitment with a one-third interest to Bullion’s mining property known as the North Pipeline (440) Property to be exercised and acquired by Dourave if Bullion fails to maintain the required payments.

Treasury Stock

On June 17, 2009, Bullion retired an additional 511,800 shares of treasury stock with a value of $127,215.

During May 2009 the Company acquired 168,000 shares of treasury stock at cost for.$49,240.

Gold Mountain Property

We currently own a 1% interest in Gold Mountain Exploration and Development Company (“Gold Mountain”).  By agreement with Gold Mountain, we have earned an additional 9% interest in Gold Mountain by funding its litigation with Alpine Mining Inc. (“Alpine”).  Legal documents are currently being completed, and we will soon receive the additional 9% ownership interest of Gold Mountain.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting .

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

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of April 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of April 30 2009, our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

None, not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
R. Don Morris	President	1969	*
	Director	1969	*
Peter Passaro	Chairman of the Board	1991	11/7/2008
	Chief Financial Officer	2008	*
James A. Morris	Secretary	1992	11/7/2008
	Treasurer	1992	*
	Director	1992	*
	Chairman of the Board	2008	*
Wayne E. Pearce	Director	1997	6/24/2008
Rex L. Franson	Director	2005	*
Larry L. Anderson	Director	2008	*
Robert Morris III	Secretary	2008	*

*

These persons presently serve in the capacities indicated.

Business Experience

R. Don Morris, 65, President and Chief Executive Officer, has been a Director for us since 1969. Don is best known for his discovery of the Carlin Gold Trend in the mid-1960s, opening the first two mills in the area for us.  In 1966, Don has worked for us in various capacities, from administrative to desert and even jungle explorative travels..  He has a lifetime of experience in mining. Mr. Morris received a Bachelor of Science in Geology from Brigham Young University.

Peter Passaro, 63, has served on the Board of Directors since 1991.  He was the President and CEO of E&P Foundry in Connecticut for 19 years before selling the business and joining us. Mr. Passaro attended the University of Connecticut.

James Andrew Morris, 42, is the Treasurer and Chairman of the Board of Directors.  He has served the Board since 1992. Mr. Morris is the manager for Eagle Home Mortgage located in Elko, Nevada He graduated from Brigham Young University, receiving a Bachelor of Science degree in Business Management.

Rex L. Franson, 56, has served as a director since January 2006.  Mr. Franson spent 17 years in the automobile business, including four years as an officer of Chrysler Corporation, where he served as President and COO of Chrysler Financial Corporation.  After leaving Chrysler, Mr. Franson held the position of Managing Director in the I.T. Support organization of Brigham Young University. .  In 1978 , Mr. Franson graduated from Brigham Young University with a Bachelor of Arts in economics in 1978 and from the University of Michigan with an M.A. in 1980.

Larry L. Anderson, 74, holds a Bachelor’s of Science in Mining Engineering and a PhD in Fuels Engineering, with a minor in Metallurgy, both from the University of Utah. Throughout his prestigious career, he advised the US Department of Energy and served as a lecturer for NATO Advanced Studies Institute on Fuel Science and Conversion. Currently, he works as Professor Emeritus for the Department of Chemical Engineering, University of Utah. Dr. Anderson is responsible for over 100 research reports and reviews concerning liquefaction and gasification of coal and conversion of plastics, municipal solid waste, agricultural and other wastes into synthetic liquids and gases. Dr. Anderson is credited with co-authoring two volumes related to the production of synthetic fuels from coal and various waste materials.

Robert Morris III, 37, is our Secretary and has been employed by us as Controller for the past four years.  Mr. Morris has a bachelors degree in Business Finance.  Prior to being employed by us, he owned a retail golf store and worked as an account manager at an equipment leasing company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

R. Don Morris and James A. Morris are father and son, respectively; R. Don Morris and Robert Morris are father and son, respectively; and James A. Morris and Robert Morris are brothers.

Directorships Held in Other Reporting Companies

Our officers and directors hold no other positions in any other companies that are reporting issuers under the Exchange Act.

Involvement in Certain Legal Proceedings

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of us:

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

Promoters and control person.

See the heading “Transactions with Related Persons.” of Part III, Item 12, below.

Compliance with Section 16(a) of the Exchange Act

All of our directors and executive officers have filed Forms 3 reporting their beneficial ownership in us as outlined in this Annual Report, along with Forms 4 respecting any dispositions of those shares.

Code of Ethics

We adopted a Code of Ethics that was filed as Exhibit 14 to our 2007 10-KSB/A-3 Annual Report, a copy of which is attached hereto and incorporated herein by reference.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

During the fiscal year ended April 30, 2009, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors; and we do not presently have a Nominating Committee for members of our Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

We do not have an Audit Committee, and we are not required to have an Audit Committee. We do not believe that the lack of an Audit Committee has had or will have any adverse effect on our consolidated  financial statements, based upon current operations; however, our Board of Directors is presently considering adopting an Audit Committee Charter and naming members of an Audit Committee.  If and when those actions are taken, we will file an 8-K Current Report in those respects.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
R. Don Morris President	2009 2008 2007	124,917 148,380 150,000	113,670					(2) (1)	127,917 262,050 150,000
James A. Morris Treasurer	2009 2008 2007	12,000 12,000 12,000						9,000 (1)	12,000 21,000 12,000
Peter Passaro Chief Financial Officer	2009 2008 2007	30,862 30,000 12,000						9,000 (1)	30,862 39,000 12,000
Larry L. Anderson Director	2009	7,000							7,000
Rex Franson Director	2009 2008 2007	120,000 114,000 68,700							120,000 114,000 68,700
Robert Morris III, Secretary	2009	54,455							54,455

 (1)

The following “restricted securities,” consisting of shares of our common stock, were issued to these directors and officers during fiscal 2007:

To whom	Date	Number of shares	Consideration*
R. Don Morris	12/13/2006	4,378,962	Issued as debt relief for accrued officers compensation
Peter Passaro	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
James A. Morris	12/13/2006	860,153	Issued as debt relief for accrued officers compensation
(2) The following “restricted securities,” consisting of shares of our common stock, were issued to these directors and officers during fiscal 2008.
To whom	Date	Number of shares	Consideration*
Robert Morris III	01/31/2008	100,000	Services rendered at $0.05 per share

*

At July 31, 2004, we had accrued $777,000 in officer compensation for services rendered on or before July 31, 2004.  We resolved to issue 6,750,900 shares of our common stock that were “restricted securities” valued at $0.006 per share to relieve $40,505 in accrued officer compensation, and the remaining officer accrued compensation in the amount of $539,245 was forgiven by the officers under the Amended Stipulation for Judgment entered on March 31, 2005.  In addition, we agreed to pay the officers $197,250 in cash. As of April 30, 2006, we had accrued $72,000 in officer compensation.

Outstanding Equity Awards

None; not applicable.

Compensation of Directors

See the Summary Compensation Table of this Item, above.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who were principal shareholders of our common stock as of April 30, 2009.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	R. Don Morris	7,756,162	20.0%
Common Stock	James A. Morris	2,809,188	7.3%
Common Stock	Peter Passaro	3,321,594	8.6%
Total		13,886,944	35.9%

(1)

Percentages are based on 38,693,710 shares outstanding as of April 30, 2009.  None has the right to acquire any shares of our common stock under any outstanding options, warrants or other rights.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of April 30, 2009:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	R. Don Morris (1)	7,756,162	20.0%
Common Stock	James A. Morris (2)	2,809,188	7.3%
Common Stock	Peter Passaro (3)	3,321,594	8.6%
Common Stock	Robert Morris III	222,117	Less than 1%
Common Stock	Rex L. Franson	0	0%
Common Stock	Larry L. Anderson	0	0%
Total		14,109,061	36.5%

(1)

105,000 shares are owned as UGMA for his minor children, 172,200 shares are owned in the name of R. Don Morris and his spouse as JTTEN.

(2)

25,000 shares are owned as JTTEN with Syndi Morris.

(3)

14,400 shares are owned as UGMA for his minor children and 7,000 shares are owned in the name of Peter F Passaro & Taimi C. Passaro, JTTEN.

(4)

None has the right to acquire any shares of our common stock under any outstanding options, warrants or other rights.

All Directors and Officers in a Group

Six persons, who collectively own 14,109,061 shares or approximately 36.5% of our outstanding common stock, comprise the directors and executive officers.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below or under the headings “EnShale Stock Ownership,” in Part I, Item I, and “Recent Sales of Unregistered Securities,” in Part II, Item 5, and under Part II, Item 11, regarding compensation, there were no material transactions, or series of similar transactions, during our last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

Except as indicated under the heading “Transactions with Related Persons” of this Item above, there were no material transactions, or series of similar transactions, during our last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of our or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended April 30, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$64,464	$46,234
Audit-related Fees	11,987	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$76,451	$46,234

Audit Fees:  Consists of fees for professional services rendered by our principal accountants for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees:  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.  Our Board of Directors is presently considering adopting an Audit Committee Charter and naming members of an Audit Committee.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited consolidated financial statements for the fiscal years ended April 30, 2009, and 2008, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.             Description

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation
3.2	By-Laws
10.1	Leeville/East Ore Mine Agreement
10.2	License Agreement
14	Code of Ethics
21	Subsidiaries
31.1	302 Certification of R. Don Morris
31.2	302 Certification of James A. Morris
32	906 Certification
99.1	Grid map of Township 5 South Range 4 West of the Salt Lake Meridian, Utah.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION MONARCH MINING, INC.

Date:	8/13/2009	By:	/s/R. Don Morris
R. Don Morris, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BULLION MONARCH MINING, INC.

Date:	8/13/2009	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	8/13/2009	By:	/s/Peter Passaro
Peter Passaro
Chief Financial Officer and Director

Date:	8/13/2009	By:	/s/James A. Morris
James A. Morris
Treasurer, Chairman of the Board

Date:	8/13/2009	By:	/s/Rex L. Franson
Rex L. Franson
Director

Date:	8/13/2009	By:	/s/Robert Morris III
Robert Morris III
Secretary

Date:	8/13/2009	By:	/s/Larry L. Anderson
Larry L. Anderson
Director