Form 10-Q
period 2009-07-31
BULLION MONARCH MINING, INC.
filed 2009-09-11
CIK 15288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  September 10, 2009 – 38,686,210 shares of common stock.

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

July 31, 2009

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2009 and April 30, 2009

	July 31, 2009 (Unaudited)	April 30, 2009 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$547,429	$1,135,755
Royalty Receivables, net	321,892	148,865
Prepaid expenses	21,308	19,075
Inventories	80,290	80,290
Deposits	1,000	1,000
Employee advances	-	3,500
Income taxes receivable	3,335	-
Payroll tax receivable	3,485	3,860
Total Current Assets	978,739	1,392,345

Property, plant and equipment, net	1,986,881	1,717,466

Other Assets:
Mining Properties, at cost	273,071	273,071
Notes Receivable	330,000	75,000
Oil shale leases	9,669	9,669
Investments	117,295	109,040
Patent, net	390,621	398,435
Other	18,800	18,000
Total Other Assets	1,139,456	883,215
Total Assets	$4,105,076	$3,993,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$63,836	$107,525
Income taxes payable	-	94,290
Total Current Liabilities	63,836	201,815

Long-term liability - Deferred tax liability	24,108	19,635
Total liabilities	87,944	221,450

STOCKHOLDERS’ EQUITY
Preferred Stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common Stock - par value $0.001, 100,000,000 shares authorized, 38,861,710 issued, and 38,686,210 outstanding as of July 31, 2009 and 39,373,510 issued and 38,854,210 outstanding as of April 30, 2009	38,862	39,374
Additional Paid-in Capital	3,920,382	4,047,085
Less Treasury Stock	(54,746)	(132,722)
Accumulated other comprehensive loss	(2,828)	(8,005)
Retained Earnings	473,598	154,134
Total Bullion Stockholders’ Equity	4,375,268	4,099,866
Non-controlling interests	(358,136)	(328,290)
Total Stockholders’ Equity	4,017,132	3,771,576
Total Liabilities and Stockholders’ Equity	$4,105,076	$3,993,026

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended July 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended July. 31, 2009 (Unaudited)	For the Three Months Ended July. 31, 2008 (Unaudited)
Royalty Revenue	$855,516	$ 1,071,160

Operating Expense
General and administrative	373,229	324,556
Research & development	108,211	124,500

Operating Income	374,076	622,104

Interest Income	2,013	6,924
Net Income Before Income Taxes	376,089	629,028

Provision For Income Taxes	86,470	194,404

Net Income	289,619	434,624

Plus: Net Loss Attributable to Non-controlling Interests	29,846	30,120

Net Income Attributable to Bullion Stockholders	319,465	464,744

Other Comprehensive Income (Loss) Change in unrealized gain (loss) on marketable securities	5,177	(12,605)

Net comprehensive income	$324,642	$ 452,139

Net Income Per Share - Basic and Diluted	$0.01	$ 0.01

Weighted Average Shares Outstanding	38,703,507	40,453,510

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2009 and 2008

	For the Three Months Ended July 31, 2009 (Unaudited)	For the Three Months Ended July 31, 2008 (Unaudited)
Cash Flows From Operating Activities:
Net Income	$289,619	$434,624
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	14,422	4,425
Amortization	7,814	7,813
Deferred income taxes	1,396	-
(Increase) decrease in royalties receivable	(173,027)	(169,120)
(Increase)/decrease in payroll tax receivable	(2,960)	-
(Increase)/decrease in prepaid expenses	(2,233)	(696)
(Increase)/decrease in employee advances	3,500	500
Increase/(decrease) in taxes payable	(94,290)	(18,943)
Increase/(decrease) in accounts payable	(43,690)	26,173
Increase/(decrease) in accrued liabilities	-	52,760
Net Cash From Operating Activities	551	337,536

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(283,837)	(323,974)
Issuance of notes receivable	(255,000)	-
Proceeds from other assets	-	500
Purchase of other assets	(800)	-
Net Cash used in Investing Activities	(539,637)	(323,474)

Cash Flows From Financing Activities
Purchase of Treasury Stock	(49,240)	-
Net cash used in financing activities	(49,240)	-

Net Increase (Decrease) in Cash	(588,326)	14,062

Cash at Beginning of Period	1,135,755	1,356,679
Cash at End of Period	$547,429	$1,370,741

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	182,700	241,392

Non-cash investing and financing activities:

During the quarter ended July 31, 2009, the Company retired 511,800 shares of treasury stock, reducing the par value of

Common Stock by $512 and Additional Paid-In Capital by $126,703.

See accompanying notes to financial statements.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 1.

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

EnShale, Inc., a majority-owned subsidiary of the Company, is a Wyoming Corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to “EnShale, Inc.” (“EnShale”).   The accounts of Bullion and EnShale have been consolidated and all intercompany transactions have been eliminated.  Bullion and EnShale are collectively referred to as “the Company” in these consolidated financial statements.

The Company derives its revenues from exploring, acquiring and developing mining properties in the Western United States and South America.  The Company currently has interests in properties in Utah, Oregon, and Nevada and has entered into a letter of intent to expand into Brazil.  The Company currently has two mines producing royalties in the Carlin Trend, Nevada.

Note 2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the audited financial statements for the year ended April 30, 2009, and footnotes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended April 30, 2009.

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

Certain amounts for the three months ended July 31, 2008, and at April 30, 2009, have been revised.  The Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which requires the noncontrolling interests to be classified as a separate component of net income and stockholders’ equity.  FAS 160 is effective for the Company’s fiscal year beginning May 1, 2009.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 3.

Significant Accounting Policies

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

Note 4.

Common Stock

On January 24, 2008, the Company’s Board of Directors approved a stock buyback program to repurchase the Company’s common stock, with no minimum purchase required.  The buyback will be funded from free cash flow available to us from our royalties and will be carried out through December 31, 2009.

During three months ended July 31, 2009, the Company acquired 168,000 common shares valued at cost, for $49,240 and retired 511,800 shares of treasury stock with a value of $127,215.  As of July 31, 2009, the number of shares in treasury totaled 175,500. Subsequent to July 31, 2009, the Company retired 168,000 shares of treasury stock.

Note 5.

Recent Accounting Pronouncements Not Yet Adopted

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

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 5.

Recent Accounting Pronouncements Not Yet Adopted (Continued)

SFAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (June 2009)

FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Note 6.

Fair Value Measurements

The Company adopted SFAS 157 on May 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS 157 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2009:

	Fair Value Measurements Using

	Total Fair	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable Inputs
Description	July 31, 2009	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$74,295	$74,295
Equity investments	$43,000			$43,000

During the quarter ended July 31, 2009, there were no significant measurements of assets or liabilities at fair value (as defined in SFAS 157) on a nonrecurring basis subsequent to their initial recognition except for the marketable securities listed in the table above.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 7.

Subsequent Events

On July 31, 2009, the Company adopted SFAS 165, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).

The Company has evaluated subsequent events through September 11, 2009, the date the financial statements were issued, and has concluded that no recognized subsequent events have occurred since the quarter ended July 31, 2009. One non-recognized subsequent event has occurred since July 31, 2009, as described below.

Subsequent to July 31, 2009, the Company retired 168,000 shares of treasury stock.

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

Business Development

Introduction

Bullion Monarch Mining, Inc. (“Bullion” or the “Company” or “we,” “our,” “us” or words of similar import) was incorporated under the laws of the State of Utah on November 16, 2004 (sometimes called “New Bullion”), and is a successor of Bullion Monarch Company, which was incorporated under the laws of the State of Utah on May 13, 1948 (sometimes called “Old Bullion”).  All references herein include a discussion of all predecessors or successors described under the heading “Corporate History” of this Item below.

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

In 1999, Old Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized New Bullion, and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Old Bullion exchanged rights in that company for shares in the newly organized New Bullion equal to the shares previously owned in Old Bullion, following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 27, 2006.  The reorganization was essentially a recapitalization of the Old Bullion that was accounted for as a “reverse” reorganization, and the historical financial statements of the Company are those of the former operating Old Bullion.

The Securities and Exchange Commission has advised us that it does not believe we are a “Section 12g-3 successor issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of Old Bullion because shareholders of the dissolved Old Bullion exchanged rights in Old Bullion resulting from its dissolution rather than shares of Old Bullion for shares in the Company under the court approved reorganization and subsequent Fairness Hearing.  We have been asked by the Securities and Exchange Commission to file a Form 10 Registration Statement on the Company.  We are continuing to discuss this and other issues related to the reorganization between Old Bullion and the Company with the Securities and Exchange

Commission.  The discussions include the method of accounting for the reorganization of Bullion.  We are also discussing timing issues that will allow the Company’s common stock to continue to trade on the OTCBB until all Securities and Exchange Commission comments on any Form 10 Registration Statement filed by us have been satisfied and the Financial Industry Regulatory Authority, Inc. (“FINRA”) has approved shares of common stock of New Bullion for trading on the OTCBB, without interruption.  The accounting changes being discussed with the Securities and Exchange Commission will have no impact on our current business plans or our day-to-day business operations.  We do not believe the accounting issues being discussed with the Securities and Exchange Commission regarding the reorganization will have any material effect on our consolidated financial statements included herein or as will be included in any Form 10 Registration Statement filed by us. We believe FINRA will approve quotations of our common stock on the OTCBB in the ordinary course of its review process. We base this belief upon the fact that FINRA has already approved quotations for our common stock based upon the filings with the SEC of Old Bullion, essentially upon all of the information contained herein and in previous filings with the Securities and Exchange Commission.  A Form 15 will be filed for Old Bullion as part of the process of our filing of the Form 10 Registration Statement. We intend to file an 8-K Current Report that will fully describe this transition and its effects once discussions with the Securities and Exchange Commission on these matters are concluded.  We have requested that the filing of the Form 15 on Old Bullion be delayed until the effective date of the Form 10 Registration Statement that is planned to be filed and until all comments of the Securities and Exchange Commission thereon have been satisfied. We have made this request with the understanding that we will continue to file all reports required to be filed as a “Section 12g-3 successor issuer” for Old Bullion.  We have also preliminarily discussed the continuous trading issues with FINRA in this respect, which will be subject to Securities and Exchange Commission assent.

Corporate History

The following is a summary of the general business development history of Old Bullion and New Bullion. since their inception:

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

•

Acquired by merger MM&S, effective March 3, 1969.

•

Old Bullion administratively dissolved by the State of Utah on August 1, 1999.

•

Old Bullion’s Board of Directors organized Bullion Monarch Mining, Inc. (New Bullion) under the laws of the State of Utah on November 16, 2004.

•

Third Judicial Court in and for Salt Lake County, Utah, approved a reorganization between the dissolved Old Bullion and the newly organized New Bullion, subject to a Fairness Hearing to be conducted by the Utah Division of Securities, on March 31, 2005.

•

The Utah Division of Securities conducted a Fairness Hearing on the reorganization and approved the reorganization between Old Bullion and New Bullion on September 27, 2006.

•

The Utah Division of Securities issued a Permit Authorizing Issuance of Securities No. 001-6729-21 on September 27, 2006, to allow the newly organized New Bullion to issue its securities in exchange for the rights of the shareholders in the dissolved Old Bullion.

The last five bulleted items were the result of the dissolution of Old Bullion for its failure to file an annual report in the State of Utah on a timely basis.  Under the Utah Revised Business Corporations Act, Utah Code Ann. § 16-10a-1, et. seq. (2004), corporations are given two years within which to reinstate after an administrative dissolution.  Old Bullion was not aware that it had failed to file its annual reports as required or that it had been dissolved and because of this lack of awareness, it failed to reinstate its corporate existence within the required time and thereafter had no right to administratively reinstate.  The entire process of the last four bulleted items was required because without this procedure or the filing of a registration statement with the SEC and the Utah Division of Securities by the newly formed New Bullion covering the exchange of its shares of common stock for rights of former shareholders of Old Bullion, the issuance of the shares of New Bullion would have violated the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), and similar applicable provisions of the Utah Uniform Securities Act, Utah Code Section 61-1-1, et. seq.  This reorganization was the only viable method to reinstate and reclassify Old Bullion substantially as it existed prior to its dissolution.  The reorganization placed the former shareholders of the dissolved Old Bullion in the same positions they were in prior to dissolution, provided, however, that each Old Bullion’s shareholders shares issued in New Bullion and any rights in Old Bullion were subject to cancellation if any such shareholder fails to exchange previously owned stock certificates in Old Bullion for the New Bullion shares within five years of the date of the Fairness Hearing or by September 27, 2011.  The total number of shares of common stock subject to this cancellation provision at April 30, 2008, and 2009, was 6,270,411 shares at fiscal year end April 30, 2008, and 6,115,954 shares at fiscal year end April 30, 2009. This process was approved by the Third Judicial District Court in and for Salt Lake County, State of Utah on March 31, 2005, and by the Utah Division of Securities, which issued a Securities Division Permit Authorizing Issuance of Securities, dated September 27, 2006.  For additional information on the reorganization between Old Bullion and New Bullion, see our 10-K Annual Report for the fiscal year ended April 30, 2006, for documentation regarding the reorganization and these actions, which was previously filed with the Securities and Exchange Commission.

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

In an attempt to locate shareholders who have not exchanged their shares in Old Bullion for shares in New Bullion, our transfer agent conducts the following procedures to find lost shareholders: It photocopies each returned envelope and date stamps it twice; researches each shareholder in its database; modifies the shareholder on its list to reflect the returned mailing and the reason for the return; check where the incorrect address originated, and if available, contacts the person who provided the address for a possible new address; send copies of returned envelopes to the Company so that we may conduct a search of our records; check the value of all shares held by the shareholder, and if the total value is under $25, moves the shareholder’s name forward to the six-month review category to reprice all shares again at that time, and if after the second value check the shares are still under $25 in value, places the shareholder back in its Lost Shareholder Book; and if the value is more than $25, places the shareholder  in Lost Shareholder Book for review at three months from the date of receiving the envelope back, and after three months and no more than six months, initiates an Internet search and repeats this process again six months after the first search if no response is received from the shareholder. The Internet search consists of a search in “Yahoo People” and “Whitepages.com” print pages showing possible new addresses.  Our transfer agent then sends a form letter to each applicable address found, and keeps all searches, regardless of whether they are successful.  We have also published notices in various areas where there is a concentration of shareholders’ addresses; and we intend to continue this process at least annually through September 27, 2011.

Plan of Operation

Management believes there are adequate funds to continue current operations for the next six to eight years, if we seek outside funding to develop our EnShale technology and related mining operations rather than funding it internally.  Revenues from Newmont USA Limited’s (a subsidiary of Newmont Mining Corporation [“Newmont”]) Leeville/East Ore mine are anticipated to be between $3.5M and $4.5M per year; however, these revenues may fluctuate, based upon the price of gold, and the price of gold could cause changes in the mining operations of Newmont on the Leeville/East Ore mine that could result in increases or decreases in these royalties

Our management reached an agreement  with Gold Mountain Exploration and Development Company (“Gold Mountain”) respecting its Sumpter Oregon property (now known as the “Gold Mountain” property), to increase our 1% ownership by funding its legal fees to ensure Gold Mountain’s legal interest in this gold property. Recently, an out of court settlement was reached, whereby Gold Mountain’s 50% property interest was established, and we anticipate receiving an additional 9% interest in Gold Mountain.  This will increase our ownership interest to a total of 10% of Gold Mountain.  During fiscal year 2010, we plan to attempt to acquire a larger interest in Gold Mountain or the Gold Mountain property.

We have been contacted by Kennecott Copper, Freeport McMoran and others interested in our Ophir lead, silver and copper property located in Ophir, Utah.  Our Ophir property is situated near Rio Tinto’s Kennecott copper mine and is surrounded by Kennecott mining claims. The Ophir district is a historically rich silver producer. We have also has had inquiries into the possibility of further exploration and drilling of the hard rock potential of our North Pipeline gold property, and are weighing those potential opportunities against undertaking our own exploration program for this property during fiscal 2010 or 2011.

Nevada Rae Gold, Inc. (“Nevada Rae Gold”) commenced production on our North Pipeline property in late 2007; however, Nevada Rae Gold has been slowed by complications in their operation for processing the placer resource on the property.  At last report, they continue to work on correcting their processing deficiencies.  Nevada Rae Gold continues to make lease payments to us.

We are in the final stages of completing our agreement with Dourave Mining and Exploration, Inc. (“Dourave Canada”) for the exploration and development of the Bom Jesus and Bom Jardim properties in the Tapajos region of  Brazil, based upon our initial Letter of Intent dated May 10, 2009.  Geological reports recently provided by Dourave Canada to us have strengthened our management’s belief that these properties merit further exploration.

EnShale has completed the construction of a pre-production plant to process oil shale in Uintah County, Utah. Utah Fabrication of Tooele, Utah, fabricated the plant and is working with the company to make necessary on-site refinements prior to putting the plant into operation.   We plan to process 5,000 tons of oil shale and are interested in testing numerous aspects like oil quality, heat balances, emissions and process optimization.

During the completion of EnShale’s demonstration plant, we will be evaluating various opportunities, such as joint ventures or the raising of the funds necessary to construct the expected full production plant and underground mining operations in the Vernal, Utah, area. The funding may take the form of equity, debt or a combination thereof.  It will, as is normal for such a financing process, require a proper due diligence period followed by a contractual negotiation period – all common to the financial industry for such a secondary public and private offering.

Our management believes that the world market for development of natural resources remains strong and will continue to be so for the foreseeable future.  Management looks forward to planned future growth and profitability in this area.

We do not expect to sell or dispose of any of our assets during the next 12 months

Results of Operations

Three Months Ended July 31, 2009, compared to the Three Months Ended July 31, 2008

Royalty revenues decreased for the three months ended July 31, 2009, as compared to July 31, 2008.  We received $855,516 in revenues for the three months ended July 31, 2009, compared to $1,071,160 during the three months ended July 31, 2008.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the three months ended July 31, 2009, were $373,229 compared to $324,556 for the three months ended July 31, 2008, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We also had research and development expenses in the three months ended July 31, 2009, of $108,211compared to $124,500 in the same period of 2008; the decrease in research and development expenses was a direct result of our nearing the completion of our pre-production plan for processing oil shale.

These revenues resulted in an operating income of $374,076 for the quarter ended July 31, 2009, compared to operating income of $622,104 for the quarter ended July 31, 2008.  In the quarter ended July 31, 2009, we had interest income of $2,013, compared to the quarter ended July 31, 2008, in which we had interest income of $6,924.  During the quarter ended July 31, 2009, we had provision for income taxes of $86,470, with $194,404 for a provision for income taxes in the quarter ended July 31, 2008.  We had a net income in the quarter ended July 31, 2009, of $289,619, compared to net income for the quarter ended July 31, 2008, of $434,624.  We had a net comprehensive income in the quarter ended July 31, 2009, of $324,642, because of a change in unrealized gain on marketable securities of $5,177, compared to net comprehensive income of $452,139  for the quarter ended July 31, 2008., in which we had an unrealized loss of $12,605 on marketable securities.

Liquidity

We had cash and cash equivalents of $547,429 as of July 31, 2009, and total current assets of $978,739; total current liabilities of $63,836; and a total stockholders’ equity of $4,017,132.

Our liabilities decreased in the quarter ended July 31, 2009, from the fiscal year ended April 30, 2009, from $221,450 to $87,944.  The reasons for this decrease in the quarter ended July 31, 2009, were primarily due to a decrease in accounts payable of $43,689 and a decrease in income taxes payable of $94,290.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required of smaller reporting companies.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

March 4, 2009, the United States District Court, District of Nevada, denied Newmont USA Limited’s (a subsidiary of Newmont Mining Corporation [“Newmont”]) Motion for Judgment on the Pleadings by which Newmont claimed that a 1993 Nevada court proceeding and judgment invalidated or adjudicated our royalty interest in any of the properties covered by our 1979 agreement, including the Area of Interest, that is the subject of our legal action against Newmont.  It is not clear whether Newmont will attempt to appeal this decision.  Otherwise, our litigation of our claims will continue.  For additional information, see our 8-K Current Report dated March 4, 2009, and filed with the Securities and Exchange Commission on March 9, 2009.  Our legal action against Newmont is now in the discovery phase.  The legal action is being litigated on a contingency basis with the law firm of Robison, Belaustagui, Sharp and Low representing us.

Item 1A.  Risk Factors.

Not required of smaller reporting companies; however, for information on risk factors regarding us and our operations, see our 10-K Annual Report for the fiscal year ended April 30, 2009, in Part I, Item IA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

New CFO

On August 11, 2009, which is subsequent to the quarter ended July 31, 2009, we appointed Philip Manning as our Chief Financial Officer, and we expect to make other changes in our employee roster, as well as that of our Board of Directors and our outside advisory Board in fiscal year 2010.

Mr. Manning has over 20 years of experience in various sectors of the finance industry.  He received his Bachelor of Science degree in Business from Brigham Young University in 1983 and holds an MBA in International Management from the American Graduate School of International Management that he received in 1984.

His experience in finance includes full time employment for such firms as William Wright Associates, Ltd., from 1984 to 1990, where he served first in accounting and was eventually promoted to Portfolio Manager.  After six years with William Wright Associates, Ltd.  Mr. Manning resigned in 1990 to take a position with Merrill Lynch.

At Merrill Lynch, from 1990 to 1994, Mr. Manning used his experience gained as a portfolio manager to develop and service middle market clients for Merrill Lynch.  Mr. Manning received numerous awards and distinctions for his performance at Merrill Lynch.

Mr. Manning left Merrill Lynch in 1995 to start his own business consulting firm.  Among other clients, he also performed work for Bullion Monarch Company from 1995 until 1998.

From 1998 to 2001, he was employed by Bright Trading, LLC., one of the largest, proprietary trading firms in the U.S.  Mr. Manning proved very soon to be a profitable trader and was eventually made Branch Manager of the firm’s Salt Lake City branch.  Mr. Manning hired and trained numerous new traders and significantly increased the profitability of the branch.  In late 2001, because of changed market conditions adverse to profitable trading, he left Bright Trading.

In March 2005, Mr. Manning successfully renewed his work as a business consultant performing work for many new clients.  In 2008, he was engaged as a consultant to Bullion Monarch Mining, Inc.  His contributions proved that he would make a valuable addition to our management team and led to our offer of his current position as CFO.  Mr. Manning is compensated at a rate of $5,000 per month for his services as an independent contractor, and his expenses are reimbursed.

Corporate Governance

August 11, 2009, we determined to adopt an Audit Committee and to adopt an Audit Committee Charter, in the near future, once we have found an “independent director” and a “financial expert” for service on the Audit Committee; and we adopted a Finance Committee (Chaired by Rex L. Franson, with Philip Manning and Robert Morris III as members); and Compensation and Benefits Committee and a Nominating and Corporate Governance Committee (both to be Chaired by Peter Pasaro, with R. Don Morris and Larry L. Anderson, PhD as members.  We are in the process of reviewing and adopting provisions for the charters of these committees.

Item 6. Exhibits.

Exhibit No.                          Identification of Exhibit

Exhibit No.	Title of Document	Where filed
2.1	Amended Stipulation for Judgment and Order and Judgment on Amended Stipulation Exhibit A-Reorganization and Exchange Offer Agreement	Annual Report on Form 10KSB for the year ended 4/30/2006
2.2	Notice of Action to be Taken Without a Meeting of the Former Shareholders of Bullion Monarch Company and Information Statement Exchange Offer	Annual Report on Form 10KSB for the year ended 4/30/2006
2.3	State of Utah, Department of Commerce, Securities Division Permit Authorizing Issuance of Securities	Annual Report on Form 10KSB for the year ended 4/30/2006
2.4	Letter from the State of Utah, Department of Commerce, Division of Securities	Annual Report on Form 10KSB for the year ended 4/30/2006
3.1	Articles of Incorporation	Annual Report on Form 10KSB for year ended 4/30/2009
3.2	By-Laws, as amended	Annual Report on Form 10KSB for year ended 4/30/2009
10.1	Full Settlement and Release Agreement	Annual Report on Form 10KSB for year ended 4/30/2006
10.2	Agreement between Bullion Monarch Company, Polar Resources Co, Universal Gas (Montana), Inc., Universal Explorations, Ltd., Lambert Management Ltd, and Eltel Holdings Ltd.	Annual Report on Form 10KSB for year ended 4/30/2009
10.3	License Agreement for use of Patent No. US 6,709,573 B2	Annual Report on Form 10KSB for year ended 4/30/2009
14	Code of Ethics	Annual Report on Form 10KSB for year ended 4/30/2009
21	Subsidiaries	Annual Report on Form 10KSB for year ended 4/30/2009
31.1	302 Certification of R. Don Morris*
31.2	302 Certification of Phillip Manning*
32	906 Certification*
99.1	Nevada Litigation Stipulated Findings of Fact, Judgment and Decree	Annual Report on Form 10KSB for the year ended 4/30/2006
99.2	10-KSB Annual Report for the year ended April 30, 1996	Annual Report on Form 10KSB for the year ended 4/30/1996

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

BULLION MONARCH MINING, INC.

Date:	September 11, 2009	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	September 11, 2009	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer