Form 10-K/A
period 2009-04-30
BULLION MONARCH MINING, INC.
filed 2009-09-15
CIK 15288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTE:  This amended Annual Report on Form 10K/A is being filed for the sole purpose of including the 302 Certifications that were erroneously omitted from our original Annual Report, filed with the Securities and Exchange Commission on August 14, 2009.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

15

ITEM 2:  PROPERTIES

18

ITEM 3:  LEGAL PROCEEDINGS

32

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

33

PART II

33

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES        33

ITEM 6.  SECLECTED FINANCIAL DATA.

36

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                      36

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                                                                                    39

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

39

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                  61

ITEM 9A(T):  CONTROLS AND PROCEDURES

61

ITEM 9B:  OTHER INFORMATION

61

PART III

62

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

62

ITEM 11:  EXECUTIVE COMPENSATION

64

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                             65

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                                 67

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

67

PART IV

68

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

68

SIGNATURES

68

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

	2009	2008
Deferred Tax Assets
Available for Sale Securities	$4,755	$-
Long-term Lease	4,693	-
Net Operating Losses	429,245	489,082
Valuation Allowance	(429,245)	(489,082)
Net Deferred Tax Asset	9,448	-

Deferred Tax Liabilities
Available for Sale Securities	-	(5,181)
Property, Plant, & Equipment	(29,083)	-	-
Net Deferred Tax Liability	(29,083)	(5,181)
Net Deferred Taxes	$(19,635)	$(5,181)

The provision for income taxes consists of the following:

	2009	2008
Current Taxes
Federal	$421,878	$206,626
State	10,519	33,086
Deferred Taxes
Federal	22,254	229,932
State	2,136	33,813
Provision for Income Taxes	$456,787	$503,457

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

BULLION MONARCH MINING, INC.

Date:	9/15/2009	By:	/s/R. Don Morris
R. Don Morris, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BULLION MONARCH MINING, INC.

Date:	9/15/2009	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	9/15/2009	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer

Date:	9/15/2009	By:	/s/James A. Morris
James A. Morris
Treasurer, Chairman of the Board

Date:	9/15/2009	By:	/s/Rex L. Franson
Rex L. Franson
Director

Date:	9/15/2009	By:	/s/Robert Morris III
Robert Morris III
Secretary

Date:	9/15/2009	By:	/s/Larry L. Anderson
Larry L. Anderson
Director