Form 10-Q
period 2009-10-31
BULLION MONARCH MINING, INC.
filed 2009-12-11
CIK 15288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  December 3, 2009 – 38,686,210 shares of common stock.

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

October 31, 2009

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2009 and April 30, 2009

	October 31, 2009 (Unaudited)	April 30, 2009 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$302,672	$1,135,755
Royalty Receivables, net	466,705	148,865
Prepaid expenses	15,470	19,075
Inventories	80,290	80,290
Deposits	2,000	1,000
Employee advances	2,800	3,500
Income taxes receivable	24,867	-
Payroll tax receivable	2,008	3,860
Total Current Assets	896,812	1,392,345
Property, plant and equipment, net	2,362,624	1,717,466
Other Assets:
Mining Properties, at cost	273,071	273,071
Notes Receivable	100,000	75,000
Oil shale leases	9,669	9,669
Interest in mineral rights	570,000	-
Other investments	102,735	109,040
Patent, net	382,809	398,435
Other	58,755	18,000
Total Other Assets	1,497,039	883,215
Total Assets	$4,756,475	$3,993,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$86,842	$107,525
Income taxes payable	29,755	94,290
Total Current Liabilities	116,597	201,815
Long-term liability - Deferred tax liability	15,615	19,635
Total liabilities	132,212	221,450

STOCKHOLDERS’ EQUITY
Preferred Stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common Stock - par value $0.001, 100,000,000 shares authorized, 38,693,710 issued, and 38,686,210 outstanding as of October 31, 2009 and 39,373,510 issued and 38,854,210 outstanding as of April 30, 2009	38,694	39,374
Additional Paid-in Capital	3,871,310	4,047,085
Less Treasury Stock	(5,507)	(132,722)
Accumulated other comprehensive loss	(20,436)	(8,005)
Retained Earnings	1,129,022	154,134
Total Bullion Stockholders’ Equity	5,013,083	4,099,866
Non-controlling interests	(388,820)	(328,290)
Total Stockholders’ Equity	4,624,263	3,771,576
Total Liabilities and Stockholders’ Equity	$4,756,475	$3,993,026

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended October 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended Oct. 31, 2009 (Unaudited)	For the Three Months Ended Oct. 31, 2008 (Unaudited)	For the Six Months Ended Oct. 31, 2009 (Unaudited)	For the Six Months Ended Oct. 31, 2008 (Unaudited)
Royalty revenue	$ 1,378,135	$ 863,440	$ 2,233,651	$ 1,934,600

Operating Expense
General and administrative	434,673	315,318	807,902	639,874
Research & development	110,259	82,311	218,470	206,811

Operating income	833,203	465,811	1,207,279	1,087,915

Other Income
Other income	0	2,500	0	2,500
Interest income	549	6,483	2,562	13,407
Total other income	549	8,983	2,562	15,907

Net income before income taxes	833,752	474,794	1,209,841	1,103,822

Provision for income taxes	209,014	135,493	295,484	329,897

Net income	624,738	339,301	914,357	773,925

Plus: Net Loss Attributable to Non-controlling interests	30,685	20,325	60,531	50,445

Net Income Attributable to Bullion Stockholders	655,423	359,626	974,888	824,370

Other comprehensive income (loss)
Change in unrealized gain (loss) on marketable securities	(17,608)	(13,505)	(12,431)	(26,110)
Net comprehensive income	$ 637,815	$ 346,121	$ 962,457	$ 798,260

Net income per share - basic and diluted	$ 0.02	$ .01	$ 0.02	$ 0.02

Weighted average shares outstanding	38,686,210	40,305,326	38,694,811	40,355,457

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2009 and 2008

	For the Six Months Ended Oct. 31, 2009 (Unaudited)	For the Six Months Ended Oct. 31, 2008 (Unaudited)
Cash Flows From Operating Activities:
Net Income	$914,357	$773,925
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	28,645	12,579
Amortization	15,626	16,627
Deferred income taxes	3,361	-
(Increase) decrease in royalties receivable	(317,840)	(102,047)
(Increase) decrease in income tax receivable	(24,867)	-
(Increase) decrease in payroll tax receivable	1,852	-
(Increase) decrease in prepaid expenses	3,605	(16,193)
(Increase) decrease in deposits	(1,000)	-
(Increase) decrease in employee advances	700	1,500
Increase (decrease) in taxes payable	(64,535)	60,168
Increase (decrease) in accounts payable	(20,682)	15,610
Increase (decrease) in accrued liabilities	-	95,940
Net Cash From Operating Activities	539,222	858,109

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(673,803)	(485,114)
Issuance of notes receivable	(25,000)	-
Purchase of interest in mineral rights	(570,000)	-
Purchase of other investments	(13,507)	-
Purchase of other assets	(40,755)	5,000
Net Cash used in Investing Activities	(1,323,065)	(480,114)

Cash Flows From Financing Activities
Purchase of Treasury Stock	(49,240)	(124,716)
Net cash used in financing activities	(49,240)	(124,716)

Net Increase (Decrease) in Cash	(833,083)	253,279

Cash at Beginning of Period	1,135,755	1,356,679
Cash at End of Period	$302,672	$1,609,958

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	380,049	2,434

Non-cash investing and financing activities:

During the quarter ended July 31, 2009, the Company retired 511,800 shares of treasury stock, reducing the par value of

Common Stock by $512 and Additional Paid-In Capital by $126,703.

During the quarter ended October 31, 2009, the Company retired 168,000 shares of treasury stock, reducing the par value of Common Stock by $168 and Additional Paid-In Capital by $49,072.

During the quarter ended October 31, 2009, the Company converted $570,000 of the Dourave note receivable into an interest in mineral rights.

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

The Company derives its revenues from exploring, acquiring and developing mining properties in the Western United States and South America.  The Company currently has interests in properties in Utah, Oregon, and Nevada and has entered into a joint venture to expand into Brazil.  The Company currently has two mines producing royalties in the Carlin Trend, Nevada USA.

Note 2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended October 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the audited financial statements for the year ended April 30, 2009, and footnotes thereto included in the Company’s Form 10-K/A Annual Report for the fiscal year ended April 30, 2009.

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

Certain amounts for the three and six months ended October 31, 2008, and at April 30, 2009, have been revised.  The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-45-16, which requires the noncontrolling interests to be classified as a separate component of net income and stockholders’ equity.  FASB ASC 810-10-45-16 is effective for the Company’s fiscal year beginning May 1, 2009.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 3.

Significant Accounting Policies

Exploration and Development Costs

In general, exploration and development costs are expensed as incurred.  When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with FASB ASC 360-10-35.

Note 4.

Common Stock

On January 24, 2008, the Company’s Board of Directors approved a stock buyback program to repurchase the Company’s common stock, with no minimum purchase required.  The buyback will be funded from free cash flow available to us from our royalties and will be carried out through December 31, 2009.

During three months ended October 31, 2009, the Company retired 168,000 shares of treasury stock with a value of $49,240.  As of October 31, 2009, the number of shares in treasury totaled 7,500.

Note 5.

Recent Accounting Pronouncements Not Yet Adopted

SFAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (June 2009)

FAS 168, which has been codified into Accounting Standards Codification (“ASC”) Topic 105, will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on the Company’s financial statements but will alter the references to accounting literature within the financial statements.

SFAS 166 Accounting for Transfers of Financial Assets – an amendment of SFAS 140 (June 2009)

SFAS 166, which has been codified into ASC Topic 860, is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this guidance to have an impact on the Company’s results of operations, financial condition or cash flows.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 5.

Recent Accounting Pronouncements Not Yet Adopted (Continued)

SFAS 167 Amendments to FASB Interpretation No. 46(R) (June 2009)

SFAS 167, which has been codified into ASC Topic 810,  is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this guidance to have an impact on the Company’s results of operations, financial condition or cash flows.

Note 6.

Fair Value Measurements

The Company adopted FASB ASC 820 on May 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  FASB ASC 820 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2009:

	Fair Value Measurements Using

	Total Fair	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable Inputs
Description	October 31, 2009	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$46,228	$46,228
Equity investments	$56,507			$56,507

During the quarter ended October 31, 2009, there were no significant measurements of assets or liabilities at fair value (as defined in FASB ASC 805-20-20) on a nonrecurring basis subsequent to their initial recognition except for the marketable securities listed in the table above.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 7.

Interest in Mineral Rights

As of September 8, 2009, Bullion had contributed $570,000, in the form of a note receivable, to a subsidiary of Dourave Mining and Exploration Inc. (Dourave).  The contributed monies are to be used in the Bom Jardim and Bom Jesus mining properties, which were held in the subsidiary of Dourave.   On September 28, 2009, Bullion agreed to a Letter of Intent that outlines the terms of participation in a joint venture to develop the Bom Jardim and Bom Jesus mining properties.  As a result of the Letter of Intent, Bullion cancelled the note receivable in exchange for an interest in mineral rights. Once the joint venture agreement has been finalized and executed, the Dourave subsidiary will contribute the Bom Jardim and Bom Jesus mining properties to the joint venture.  At that time the Company anticipates converting its $570,000 interest in mineral rights into an equity contribution into the joint venture, which will give Bullion a 33.33% interest in the joint venture.  Bullion will account for this investment under the equity method.  In addition, as part of the Letter of Intent,  Bullion will contribute an additional  $80,000 monthly for the next 22 months, ending August 2011, as additional capital contributions to the joint venture.

Note 8.

Note Receivable

The Company issued a $100,000 note receivable to Paul Schiebe on October 5, 2009. The terms of the note are a 4% annual interest rate, compounding monthly according to exact days in the month, beginning November 1, 2009. The due date on the note is November 1, 2011. No payments are required until the note is due, at which time the note will be paid in full.

Note 9.

Subsequent Events

The Company has adopted  ASC 855-10, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855-10 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events).

The Company has evaluated subsequent events through December 11, 2009, the date the financial statements are available to be issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended October 31, 2009.

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

Business Development

Introduction

Bullion Monarch Mining, Inc. (“Bullion” or the “Company” or “we”) was incorporated under the laws of the State of Utah on November 16, 2004 (sometimes called “New Bullion”), and is a successor of Bullion Monarch Company, which was incorporated under the laws of the State of Utah on May 13, 1948 (sometimes called “Old Bullion”).  All references herein include a discussion of all predecessors or successors described under the heading “Corporate History” of this Item below.

We are a natural resource company. which derives virtually 100% of its income from retained royalties.  We are primarily engaged in acquiring, exploring, leasing, joint venturing and selling mining properties with the goal of retaining royalties in successful projects.  Our income is currently generated from a 1% gross smelter returns royalty.on Newmont’s Leeville mine.  In addition to our precious metals projects, we are developing a process through our 80% owned subsidiary, EnShale, Inc. (“EnShale”), to mine and extract oil from oil shale on a commercially economical basis.  Substantially all of our present and intended operations are located in the Western United States and Brazil.

We continue to actively pursue our long-held corporate strategy of generating royalty income through exploring and acquiring land positions in close proximity to major mining operations and/or properties with known mineral deposits for sale to third parties or development with joint venture partners; with a focus on near-production projects.  Through our subsidiary EnShale, we are seeking to acquire additional oil shale properties; and we are continuing to develop our technology believed to be capable of commercially extracting oil from oil shale.

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

The Securities and Exchange Commission has advised us that it does not believe we are a “Section 12g-3 successor issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of Old Bullion because shareholders of the dissolved Old Bullion exchanged rights in Old Bullion resulting from its dissolution rather than shares of Old Bullion for shares in the Company under the court approved reorganization and subsequent Fairness Hearing.  We have been asked by the

Securities and Exchange Commission to file a Form 10 Registration Statement on the Company.  We are continuing to discuss this and other issues related to the reorganization between Old Bullion and the Company with the Securities and Exchange Commission.  The discussions include the method of accounting for the reorganization of Bullion.  Management is considering adopting quasi-reorganization accounting  for the reorganization of Bullion, which would require taking the accumulated deficit and deferred tax balances (at the effective date of the reorganization) to zero as an offset against additional paid-in capital.  We are also discussing timing issues that will allow the Company’s common stock to continue to trade on the OTCBB until all Securities and Exchange Commission comments on any Form 10 Registration Statement filed by us have been satisfied and the Financial Industry Regulatory Authority, Inc. (“FINRA”) has approved shares of common stock of New Bullion for trading on the OTCBB, without interruption.  The accounting changes being discussed with the Securities and Exchange Commission will have no impact on our current business plans or our day-to-day business operations.  We do not believe the accounting issues being discussed with the Securities and Exchange Commission regarding the reorganization will have any material effect on our consolidated financial statements included herein or as will be included in any Form 10 Registration Statement filed by us. We believe FINRA will approve quotations of our common stock on the OTCBB in the ordinary course of its review process. We base this belief upon the fact that FINRA has already approved quotations for our common stock based upon the filings with the SEC of Old Bullion, essentially upon all of the information contained herein and in previous filings with the Securities and Exchange Commission.  A Form 15 will be filed for Old Bullion as part of the process of our filing of the Form 10 Registration Statement. We intend to file an 8-K Current Report that will fully describe this transition and its effects once discussions with the Securities and Exchange Commission on these matters are concluded.  We have requested that the filing of the Form 15 on Old Bullion be delayed until the effective date of the Form 10 Registration Statement that is planned to be filed and until all comments of the Securities and Exchange Commission thereon have been satisfied. We have made this request with the understanding that we will continue to file all reports required to be filed as a “Section 12g-3 successor issuer” for Old Bullion. We have also preliminarily discussed the continuous trading issues with FINRA in this respect, which will be subject to Securities and Exchange Commission assent.

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

We do not expect to sell or dispose of any of our assets during the next 12 months.

Results of Operations

Three Months Ended October 31, 2009, compared to the Three Months Ended October 31, 2008

Royalty revenues increased for the three months ended October 31, 2009, as compared to October 31, 2008.  We recognized $1,378,135 in revenues for the three months ended October 31, 2009, compared to $863,440 during the three months ended October 31, 2008.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the three months ended October 31, 2009, were $434,673 compared to $315,318 for the three months ended October 31, 2008, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We also had research and development expenses in the three months ended October 31, 2009, of $110,259 compared to $82,311 in the same period of 2008; the increase in research and development expenses was a direct result of the setup and operation of our oil shale research and development plant in Vernal, Utah.

These revenues resulted in an operating income of $833,203 for the quarter ended October 31, 2009, compared to operating income of $465,811 for the quarter ended October 31, 2008.  In the quarter ended October 31, 2009, we had interest income of

$549, compared to the quarter ended October 31, 2008, in which we had interest income of $6,483.  During the quarter ended October 31, 2009, we had provision for income taxes of $209,014, with $135,493 for a provision for income taxes in the quarter ended October 31, 2008.  We had a net income in the quarter ended October 31, 2009, of $624,738, compared to net income for the quarter ended October 31, 2008, of $339,301.  We had a net comprehensive income in the quarter ended October 31, 2009, of $637,815, because of an addition of a net loss attributable to non-controlling interest of $30,685 and a change in unrealized loss on marketable securities of $17,608, compared to net comprehensive income of $346,121 for the quarter ended October 31, 2008., in which we had an addition of a net loss attributable to non-controlling interest of $20,325 and an unrealized loss of $13,505 on marketable securities.

Six Months Ended October 31, 2009, compared to the Six Months Ended October 31, 2008

Royalty revenues increased for the six months ended October 31, 2009, as compared to October 31, 2008.  We recognized $2,233,651 in revenues for the six months ended October 31, 2009, compared to $1,934,600 during the six months ended October 31, 2008.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the six months ended October 31, 2009, were $807,902 compared to $639,874 for the six months ended October 31, 2008, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We also had research and development expenses in the six months ended October 31, 2009, of $218,470 compared to $206,811 in the same period of 2008; the increase in research and development expenses was a direct result of the setup and operation of our oil shale research and development plant in Vernal, Utah.

These revenues resulted in an operating income of $1,207,279 for the six months ended October 31, 2009, compared to operating income of $1,087,915 for the six months ended October 31, 2008.  In the six months ended October 31, 2009, we had interest income of $2,562, compared to the six months ended October 31, 2008, in which we had interest income of $13,407.  During the six months ended October 31, 2009, we had provision for income taxes of $295,484, with $329,897 for a provision for income taxes in the six months ended October 31, 2008.  We had a net income in the six months ended October 31, 2009, of $914,357, compared to net income for the six months ended October 31, 2008, of $773,925.  We had a net comprehensive income in the six months ended October 31, 2009, of $962,457, because of an addition of a net loss attributable to non-controlling interest of $60,531 and a change in unrealized loss on marketable securities of $12,431, compared to net comprehensive income of $798,260 for the six months ended October 31, 2008., in which we had an addition of a net loss attributable to non-controlling interest of $50,445 and an unrealized loss of $26,110 on marketable securities.

Liquidity

We had cash and cash equivalents of $302,672 as of October 31, 2009, and total current assets of $896,812; total current liabilities of $116,597; and a total stockholders’ equity of $4,624,263.

Our liabilities decreased in the quarter ended October 31, 2009, from the fiscal year ended April 30, 2009, from $221,450 to $132,212.  The reasons for this decrease in the quarter ended October 31, 2009, were primarily due to a decrease in accounts payable of $20,683 and a decrease in income taxes payable of $64,535.

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

Additionally, we announced that in accordance with our attorneys recommendations, we had agreed to separate the claims in our lawsuit against Newmont and Barrick Gold Corporation concerning unpaid royalties arising from the Carlin Trend. The discovery and litigation against Newmont will continue to proceed first, followed closely by prosecution of our claims against Barrick.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

New Director

On November 19, 2009, we announced the appointment of John DeMara to our Board of Directors.  Mr. DeMara will serve as an outside director on the Board and will also be appointed a member of our audit committee.

Mr. DeMara holds a Master’s of Accounting from Brigham Young University and has over 12 years of corporate accounting experience with Deloitte & Touche, LLP Tax Consulting and Advisory Services in San Francisco. In addition to being a CPA,

Mr. DeMara is a member of the Society of Petroleum Accountants and has experience serving the energy development industry.

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

BULLION MONARCH MINING, INC.

Date:	December 11, 2009	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	December 11, 2009	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer