Form 10-Q
period 2010-01-31
BULLION MONARCH MINING, INC.
filed 2010-03-11
CIK 15288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  March 1, 2010 – 38,686,210 shares of common stock (includes 7,500 shares held as treasury stock).

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

January 31, 2010

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

January 31, 2010 and April 30, 2009

	January 31, 2010 (Unaudited)	April 30, 2009 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$762,859	$1,135,755
Royalty receivables	420,107	148,865
Prepaid expenses	7,921	19,075
Inventories	80,290	80,290
Deposits	2,000	1,000
Employee advances	-	3,500
Income taxes receivable	2,825	-
Payroll tax receivable	1,838	3,860
Total Current Assets	1,277,840	1,392,345

Property, plant and equipment, net	2,373,339	1,717,466
Other Assets:
Mining properties, at cost	273,071	273,071
Notes receivable	100,967	75,000
Oil shale leases	9,669	9,669
Interest in mineral rights	250,000	-
Other investments	97,408	109,040
Deferred tax asset	273,694	-
Patent, net	375,000	398,435
Other	64,255	18,000
Total Other Assets	1,444,064	883,215
Total Assets	$5,095,243	$3,993,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$63,992	$107,525
Income taxes payable	153,604	94,290
Total Current Liabilities	217,596	201,815
Long-term liability - deferred tax liability	-	19,635
Total Liabilities	217,596	221,450

STOCKHOLDERS’ EQUITY
Preferred stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares authorized, 38,693,710 issued, and 38,686,210 outstanding as of January 31, 2010 and 39,373,510 issued and 38,854,210 outstanding as of April 30, 2009	38,694	39,374
Additional paid-in capital	3,871,310	4,047,085
Less treasury stock	(5,507)	(132,722)
Accumulated other comprehensive loss	(25,612)	(8,005)
Retained earnings	1,419,522	154,134
Total Bullion Stockholders’ Equity	5,298,407	4,099,866
Non-controlling interests	(420,760)	(328,290)
Total Stockholders’ Equity	4,877,647	3,771,576
Total Liabilities and Stockholders’ Equity	$5,095,243	$3,993,026

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended January 31, 2010 and 2009

(Unaudited)

	For the Three Months Ended Jan. 31, 2010 (Unaudited)	For the Three Months Ended Jan. 31, 2009 (Unaudited)	For the Nine Months Ended Jan. 31, 2010 (Unaudited)	For the Nine Months Ended Jan. 31, 2009 (Unaudited)
Royalty revenue	$ 1,501,769	$ 1,006,089	$ 3,735,419	$ 2,940,689

Operating expense
General and administrative	383,686	317,119	1,191,588	956,993
Exploration costs	772,941	-	772,941	-
Research & development	111,274	77,749	329,744	284,560

Operating income	233,868	611,221	1,441,146	1,699,136

Other income (expense)
Other income (expense)	-	-	-	2,500
Interest income	1,078	3,543	3,640	16,949
Total other income	1,078	3,543	3,640	19,449

Net income before income taxes	234,946	614,764	1,444,786	1,718,585

Provision (benefit) for income taxes	(23,615)	66,883	271,868	396,780

Net income	258,561	547,881	1,172,918	1,321,805

Plus: net loss attributable to non-controlling interests	31,939	18,979	92,470	69,424

Net income attributable to Bullion stockholders	290,500	566,860	1,265,388	1,391,229

Other comprehensive income (loss)
Change in unrealized gain (loss) on marketable securities	(5,176)	8,888	(17,607)	(17,222)
Net comprehensive income	$ 285,324	$ 575,748	$ 1,247,781	$1,374,007

Net income per share - basic and diluted	$ 0.01	$ .01	$ 0.03	$ 0.03

Weighted average shares outstanding	38,686,210	39,683,318	38,691,934	40,133,058

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2010 and 2009

	For the Nine Months Ended Jan. 31, 2010 (Unaudited)	For the Nine Months Ended Jan. 31, 2009 (Unaudited)
Cash flows from operating activities:
Net income	$1,172,918	$1,321,805
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	43,241	23,366
Amortization	23,435	23,438
Deferred income taxes	(282,869)	27,148
(Increase) decrease in royalties receivable	(271,242)	(31,276)
(Increase) decrease in income tax receivable	(2,825)	-
(Increase) decrease in payroll tax receivable	2,023	60
(Increase) decrease in prepaid expenses	11,154	4,896
(Increase) decrease in deposits	(1,000)	(1,000)
(Increase) decrease in employee advances	3,500	3,500
(Increase) decrease in interest accrued on notes	(967)	-
Increase (decrease) in income taxes payable	59,314	(218,534)
Increase (decrease) in accounts payable	(43,533)	6,149
Increase (decrease) in accrued liabilities	-	131,626
Net cash from operating activities	713,148	1,291,178

Cash flows from investing activities:
Purchase of property, plant & equipment	(699,115)	(736,062)
Issuance of notes receivable	(25,000)	(5,000)
Purchase of interest in mineral rights	(250,000)	-
Purchase of other investments	(16,434)	(8,000)
Proceeds from other assets	-	15,000
Purchase of other assets	(46,255)	-
Net cash used in investing activities	(1,036,804)	(734,062)

Cash flows from financing activities
Purchase of treasury stock	(49,240)	(210,697)
Net cash used in financing activities	(49,240)	(210,697)

Net increase (decrease) in cash	(372,896)	346,419

Cash at beginning of period	1,135,755	1,356,679
Cash at end of period	$762,859	$1,703,098
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$498,162	$588,166

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

During the quarter ended January 31, 2010, the Company reclassified $320,000 of the interest in mineral rights as exploration expense.

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

Note 2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended January 31, 2010, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the audited financial statements for the year ended April 30, 2009, and footnotes thereto included in the Company’s Form 10-K/A Annual Report for the fiscal year ended April 30, 2009.

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

Certain amounts for the three and nine months ended January 31, 2010, and at April 30, 2009, have been revised.  The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-45-16, which requires the noncontrolling interests to be classified as a separate component of net income and stockholders’ equity.  FASB ASC 810-10-45-16 is effective for the Company’s fiscal year beginning May 1, 2009.

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

Recent Accounting Pronouncements

SFAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (June 2009)

FAS 168, which has been codified into Accounting Standards Codification (“ASC”) Topic 105, is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on the Company’s financial statements but will alter the references to accounting literature within the financial statements.

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

Note 4.

Recent Accounting Pronouncements  (Continued)

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

Accounting Standards Update No. 2009-13

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 5.

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

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 5.

Fair Value Measurements (Continued)

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of January 31, 2010:

	Fair Value Measurements Using

	Total Fair	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable Inputs
Description	January 31, 2010	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$37,973	$37,973
Equity investments	$59,434			$59,434

During the quarter ended January 31, 2010, there were no significant measurements of assets or liabilities at fair value (as defined in FASB ASC 805-20-20) on a nonrecurring basis subsequent to their initial recognition except for the marketable securities listed in the table above.

Note 6.

Interest in Mineral Rights

As of September 8, 2009, Bullion had contributed $570,000, in the form of a note receivable, to a subsidiary of Dourave Mining and Exploration Inc. (Dourave).  The contributed monies are to be used in the Bom Jardim and Bom Jesus mining properties, which were held in the subsidiary of Dourave.   On September 28, 2009, Bullion agreed to a letter-of-intent that outlines the terms of participation in a joint venture to develop the Bom Jardim and Bom Jesus mining properties.  As a result of the letter-of-intent, Bullion cancelled the note receivable in exchange for an interest in mineral rights of $570,000. During the quarter ended January 31, 2010, the Company reclassified $320,000 of the interest in mineral rights to exploration costs.  This reclassification is based on management’s current anticipated plan to develop the mining property, which plan was developed during the quarter ended January 31, 2010.

Once the joint venture agreement has been finalized and executed, it is anticipated that the Dourave subsidiary will contribute the Bom Jardim and Bom Jesus mining properties to the joint venture.  At that time the Company anticipates converting its $250,000 interest in mineral rights into an equity contribution into the joint venture, which will give Bullion a 33.33% interest in the joint venture.  Bullion will account for this investment under the equity method.

Originally, as part of the letter-of-intent, Bullion agreed to contribute an additional minimum monthly amount of $80,000 until total exploration cost funding had reached $1,750,000.  This exploration cost commitment is in addition to the $250,000 the Company paid for the interest in mineral rights.  The Company has decided to accelerate certain funding payments through February 2010, and had paid  $772,941 as exploration costs as of January 31, 2010, and an additional $195,294 during February 2010. The Company anticipates returning to the $80,000 minimum monthly funding commitments during March and April 2010. Monthly funding levels after April 2010 will depend on exploration findings.

Note 7.

Note Receivable

The Company issued a $100,000 note receivable to Paul Schiebe on October 5, 2009. The terms of the note are a 4% annual interest rate, compounding monthly according to exact days in the month, beginning November 1, 2009. The due date on the note is November 1, 2011. No payments are required until the note is due, at which time the note will be paid in full. Interest accrued as of January 31, 2010 is $967.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 8.

Subsequent Events

On February 11, 2010, the Board of Directors of the Company announced that the Company had authorized the repurchase of up to USD $1,000,000 of its issued and outstanding shares of common stock. The Company plans to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise, through December 31, 2010, with no mandatory minimum number of shares to be repurchased; no purchases have been made to March 10, 2010 under this plan.

The Company has evaluated subsequent events through March 10, 2010, the date the financial statements are available to be issued, and has concluded that no recognized or non-recognized subsequent events have occurred, other than the buyback program mentioned above, since the quarter ended January 31, 2010.

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

We are a natural resource company, which derives virtually 100% of our income from retained royalties.  We are primarily engaged in acquiring, exploring, leasing, joint venturing and selling mining properties with the goal of retaining royalties in successful projects.  Our income is currently generated from a 1% gross smelter returns royalty on Newmont Mining Corporation’s (“Newmont” [see Part II, Item 1, below]) Leeville mine.  In addition to our precious metals projects, we are developing a process through our 80% owned subsidiary, EnShale, Inc. (“EnShale”), to mine and extract oil from oil shale on a commercially economical basis.  Substantially all of our present and intended operations are located in the Western United States and Brazil.

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

The Securities and Exchange Commission has advised us that it does not believe we are a “Section 12g-3 successor issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of Old Bullion because shareholders of the dissolved Old Bullion exchanged rights in Old Bullion resulting from its dissolution rather than shares of Old Bullion for shares in the Company under the court approved reorganization and subsequent Fairness Hearing.  We have been asked by the Securities and Exchange Commission to file a Form 10 Registration Statement on the Company.  We are continuing to discuss this and other issues related to the reorganization between Old Bullion and the Company with the Securities and Exchange Commission.  The discussions include the method of accounting for the reorganization of Bullion.  Management has adopted quasi-reorganization accounting for the reorganization of New Bullion, which will require taking the accumulated deficit and deferred tax balances (at the effective date of the reorganization) to zero as an offset against additional paid-in capital.  Based upon recent discussions with the Securities and Exchange Commission, we believe this accounting treatment will be acceptable; however, we may need to change the effective date of the reorganization to the date of the Fairness Hearing conducted by the Utah Division of Securities on September 27, 2006, regarding the reorganization; and we will be required to restate our financial statements for the year ended April 30, 2009, in our 10-K Annual Report for that fiscal year, and to restate our quarterly periods from that date through the date of this Quarterly Report in that 10-K Annual Report.  If we do not file a Form 15 regarding Old Bullion before April 30, 2010, we will also be required to file a 10-K for Old Bullion’s fiscal year ended April 30, 2010.  The quasi-reorganization accounting changes that have been discussed with the Securities and Exchange Commission will have no impact on our current business plans or our day-to-day business operations. We have also discussing timing issues with the Securities and Exchange Commission that will allow the Company’s common stock to continue to trade on the OTCBB until all Securities and Exchange Commission comments on any Form 10 Registration Statement filed by New Bullion have been satisfied and the Financial Industry Regulatory Authority, Inc. (“FINRA”) has approved shares of common stock of New Bullion for trading on the OTCBB, without interruption.  We will be required to request a broker to submit a new Form 211 to seek quotations of the New Bullion common stock on the OTCBB; regardless, all shares of Old Bullion are exchangeable on a one for one basis for shares of New Bullion under the reorganization.  We believe FINRA will approve quotations of our common stock on the  OTCBB once a Form 10 on New Bullion is filed and all comments of the Securities and Exchange Commission are satisfied for OTCBB quotations in the ordinary course of its review process. We base this belief upon the fact that FINRA has already approved quotations for our common stock based upon the filings with the Securities and Exchange Commission of Old Bullion, based essentially upon all of the same information contained herein and in previous filings with the Securities and Exchange Commission by Old Bullion.  A Form 15 will be filed for Old Bullion as part of the process of filing the Form 10 Registration Statement. We intend to file an 8-K Current Report that will fully describe this transition and its effects once discussions with the Securities and Exchange Commission on these matters are concluded.  We have requested that the filing of the Form 15 on Old Bullion be delayed until the effective date of the Form 10 Registration Statement that is planned to be filed and until all comments of the Securities and Exchange Commission thereon have been satisfied; we were advised on March 9, 2010, by a representative of the Office of Chief Counsel of the Securities and Exchange Commission and a representative of FINRA, that this process will be allowed, and we have made this request with the understanding that we will continue to file all reports required to be filed as a “Section 12g-3 successor issuer” for Old Bullion until all comments on the Form 10 of New Bullion have been satisfied.

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

Plan of Operation

Management believes there are adequate funds to continue current operations for the next six to eight years, if we seek outside funding to develop our EnShale technology and related mining operations rather than funding it internally.  Revenues from Newmont USA Limited’s (a subsidiary of Newmont Mining Corporation [“Newmont”]) Leeville/East Ore mine are anticipated to be between $3.5M and $4.5M per year; however, these revenues may fluctuate, based upon the price of gold, and the price of gold could cause changes in the mining operations of Newmont on the Leeville/East Ore mine that could result in increases or decreases in these royalties

Our management reached an agreement  with Gold Mountain Exploration and Development Company (“Gold Mountain”) respecting its Sumpter Oregon property (now known as the “Gold Mountain” property), to increase our 1% ownership by funding its legal fees to ensure Gold Mountain’s legal interest in this gold property. Recently, an out of court settlement was reached, whereby Gold Mountain’s 50% property interest was established, and we anticipate receiving an additional 9% interest in Gold Mountain.  This increased our ownership interest to a total of 10% of Gold Mountain.  During fiscal year 2010, we plan to attempt to acquire a larger interest in Gold Mountain or the Gold Mountain property.

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

We are in the final stages of completing our agreement with Dourave Mining and Exploration, Inc. (“Dourave Canada”) for the exploration and development of the Bom Jesus and Bom Jardim properties in the Tapajos region of Brazil, based upon our initial Letter of Intent dated May 10, 2009.  Geological reports recently provided by Dourave Canada to us have strengthened our management’s belief that these properties merit further exploration.  Once the joint venture agreement has been finalized and executed, it is anticipated that the Dourave subsidiary will contribute the Bom Jardim and Bom Jesus mining properties to the joint venture.  At that time, we anticipate converting our $250,000 interest in mineral rights into an equity contribution into the joint venture, which will give us a 33.33% interest in the joint venture.  In addition, as part of the Letter of Intent, we will contribute an additional $80,000 monthly for the next 19 months, ending August 2011.  Based on the level of exploration activity, the monthly contribution amounts may be increased.

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

We do not expect to sell or dispose of any of our assets during the next 12 months

Results of Operations

Three Months Ended January 31, 2010, compared to the Three Months Ended January 31, 2009

Royalty revenues increased for the three months ended January 31, 2010, as compared to January 31, 2009.  We recognized $1,501,769 in revenues for the three months ended January 31, 2010, compared to $1,006,089 during the three months ended January 31, 2009.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the three months ended January 31, 2010, were $383,686 compared to $317,119 for the three months ended January 31, 2009, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We had $772,941 in exploration costs in the three months ended January 31, 2010, compared to $0 in exploration costs in the three months ended January 31, 2009.  This increase is due to the Company reclassifying $320,000 of the interest in mineral rights to exploration costs and incurring an additional $452,941 of exploration costs, both during the quarter ended January 31, 2010.  We also had research and development expenses in the three months ended January 31, 2010, of $111,274 compared to $77,749 in the same period of 2009; the increase in research and development expenses was a direct result of the setup and operation of our oil shale research and development plant in Vernal, Utah.

These operations resulted in an operating income of $233,868 for the quarter ended January 31, 2010, compared to operating income of $611,221 for the quarter ended January 31, 2009.  In the quarter ended January 31, 2010, we had interest income of $1,078, compared to the quarter ended January 31, 2009, in which we had interest income of $3,543.  During the quarter ended January 31, 2010, we had provision (benefit) for income taxes of ($23,615), with $66,883 for a provision for income taxes in the quarter ended January 31, 2009.  We had a net income in the quarter ended January 31, 2010, of $258,561, compared to net income for the quarter ended January 31, 2009, of $547,881.  We had a net comprehensive income in the quarter ended January 31, 2010, of $285,324, because of an addition of a net loss attributable to non-controlling interest of $31,939 and a change in unrealized loss on marketable securities of $5,176, compared to net comprehensive income of $575,748 for the quarter ended January 31, 2009, in which we had an addition of a net loss attributable to non-controlling interest of $18,979 and an unrealized gain of $8,888 on marketable securities.

Nine Months Ended January 31, 2010, compared to the Nine Months Ended January 31, 2009

Royalty revenues increased for the nine months ended January 31, 2010, as compared to January 31, 2009.  We recognized $3,735,419 in revenues for the nine months ended January 31, 2010, compared to $2,940,689 during the nine months ended January 31, 2009.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the nine months ended January 31, 2010, were $1,191,588 compared to $956,993 for the nine months ended January 31, 2009, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We had $772,941 in exploration costs in the nine months ended January 31, 2010, compared to $0 in exploration costs in the nine months ended January 31, 2009.  This increase is due to the Company reclassifying $320,000 of the interest in mineral rights to exploration costs and incurring an additional $452,941 of exploration costs, both during the quarter ended January 31, 2010.  We also had research and development expenses in the nine months ended January 31, 2010, of $329,744 compared to $284,560 in the same period of 2009; the increase in research and development expenses was a direct result of the setup and operation of our oil shale research and development plant in Vernal, Utah.

These operations resulted in an operating income of $1,441,146 for the nine months ended January 31, 2010, compared to operating income of $1,699,136 for the nine months ended January 31, 2009.  In the nine months ended January 31, 2010, we had other income of $3,640, compared to the nine months ended January 31, 2009, in which we had other income of $19,449.  During the nine months ended January 31, 2010, we had provision for income taxes of $271,868, with $396,780 for a provision for income taxes in the nine months ended January 31, 2009.  We had a net income in the nine months ended January

31, 2010, of $1,172,918, compared to net income for the nine months ended January 31, 2009, of $1,321,805.  We had a net comprehensive income in the nine months ended January 31, 2010, of $1,247,781, because of an addition of a net loss attributable to non-controlling interest of $92,470 and a change in unrealized loss on marketable securities of $17,607, compared to net comprehensive income of $1,374,007 for the nine months ended January 31, 2009, in which we had an addition of a net loss attributable to non-controlling interest of $69,424 and an unrealized loss of $17,222 on marketable securities.

Liquidity

We had cash and cash equivalents of $762,859 as of January 31, 2010, and total current assets of $1,277,840; total current liabilities of $217,596; and a total stockholders’ equity of $4,877,647.

Our liabilities decreased slightly in the quarter ended January 31, 2010, from the fiscal year ended April 30, 2009, from $221,450 to $217,596.  The reasons for this slight decrease in the quarter ended January 31, 2010, were primarily due to a decrease in accounts payable of $43,533 and an increase in income taxes payable of $59,314 and a decrease in deferred tax liability of $19,635.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On February 11, 2010, which is subsequent to the date of this Quarterly Report, we announced our plans to repurchase up to $1,000,000 of our issued and outstanding common stock for cash in the open market.  For additional information, see our 8-K Current Report dated February 11, 2010.

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

BULLION MONARCH MINING, INC.

Date:	March 10, 2010	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	March 10, 2010	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer