Form 10-K/A
period 2009-04-30
BULLION MONARCH MINING, INC.
filed 2010-06-22
CIK 15288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA -2

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

Documents Incorporated by Reference

See Part IV, Item 15.

Explanatory Note: We are amending this Annual Report to explain and account for the effects of our determination, following a dialogue with the Securities and Exchange Commission, of our quasi-reorganization accounting treatment of our reorganization with Bullion Monarch Company, effective at September 27, 2006, which is the date of the Fairness Hearing held by the Utah Division of Securities at which the reorganization was approved. Other information contained herein will remain unchanged.  This amended Annual Report includes, in the footnotes to the annual consolidated financial statements, restated quarterly consolidated financial statements for the six quarters where 10-Q Quarterly Reports were filed in the fiscal years ended April 30, 2009, and 2008.  Further, the fiscal 2009 and 2008 annual consolidated financial statements contained herein are restated.  In addition to filing this amended Annual Report, we will also file with the Securities and Exchange Commission amended 10-QA-1 Quarterly Reports for the quarterly periods ended July 31, 2009, October 31, 2009, and January 31, 2010.  Further, this Annual Report is amended to account for the recording of certain royalties at gross versus net of gold taxes and for an adjustment relating to  treasury stock, which became necessary because of the application of quasi-reorganization accounting.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

16

ITEM 2:  PROPERTIES

19

ITEM 3:  LEGAL PROCEEDINGS

33

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

34

PART II

34

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES        34

ITEM 6.  SECLECTED FINANCIAL DATA.

37

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                     37

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                                                                                   39

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

39

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                71

ITEM 9A(T):  CONTROLS AND PROCEDURES

71

ITEM 9B:  OTHER INFORMATION

71

PART III

72

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

72

ITEM 11:  EXECUTIVE COMPENSATION

74

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                           75

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                               77

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

77

PART IV

78

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

78

SIGNATURES

78

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

In 1999, Old Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized New Bullion, and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Old Bullion exchanged rights in that company for a like number of shares in the newly organized New Bullion equal to the shares previously owned in Old Bullion, following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 27, 2006.  The reorganization was initially accounted for as a recapitalization of Old Bullion that was accounted for as a “reverse” reorganization, and the historical financial statements of the Company were those of the former operating Old Bullion.  Following discussions with the Securities and Exchange Commission, we have determined that the reorganization should be accounted for as a quasi-reorganization.  Our consolidated financial statements for the fiscal years ended April 30, 2009, and 2008, which are filed as a part of this Annual Report, have been restated to give effect to the quasi-reorganization accounting treatment of the reorganization, and in the footnotes to our annual consolidated financial statements, restated quarterly consolidated financial statements for the six quarters where 10-Q Quarterly Reports were filed in the fiscal years ended April 30, 2009, and 2008, are also included.  In addition to filing this amended Annual Report, we will also be filing amended 10-QA-1 Quarterly Reports for the quarterly periods ended July 31, 2009, October 31, 2009, and January 31, 2010.  The amended Annual Report and the foregoing 10-Q Quarterly Reports are the only reports that will contain restated financial statements reflecting the quasi-reorganization accounting treatment of this reorganization.  See our 8-K Current Report dated June 3, 2010, and filed with the Securities and Exchange Commission on June 9, 2010, for a narrative discussion of the effects of the quasi-reorganization accounting treatment of the reorganization.

There are no changes to the shareholders rights, privileges or obligations under the reorganization by reason of the quasi-reorganization accounting treatment being applied to the reorganization.

The Securities and Exchange Commission has also determined that we were not a Rule 12g-3 “successor issuer” of Old Bullion because Old Bullion shareholders exchanged rights based upon their prior share ownership in the dissolved Old Bullion for a like number of shares of our common stock under the reorganization, rather than shares, and Old Bullion had no such rights registered with the  Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, we have agreed to make the filings indicated above regarding our quasi-reorganization, and we have agreed to file a Form 10 Registration Statement (the “Form 10”) on New Bullion directly thereafter.

The Office of the General Counsel of the Securities and Exchange Commission has raised no objection to our continuing to file Exchange Act reports of Old Bullion until our Form 10 has been reviewed by the Securities and Exchange Commission and has become effective (60 days from filing, assuming it is not withdrawn), and we have had a reasonable opportunity to have a broker dealer submit a Form 211 on our behalf with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for quotations of our common stock on the OTCBB.  The Office of Market Regulation of FINRA has also indicated that it would raise no objection to the continued trading of our common stock based upon the Old Bullion reports remaining current under the Exchange Act during this process.  We cannot assure that FINRA will grant quotations of our common stock on the OTCBB; however, all information upon which our common stock is currently traded under the OTCBB symbol “BULM” was already initially provided to FINRA when our Form 211 was submitted in 2007 and approved for quotations on December 17, 2007.

We have confirmed with the Securities and Exchange Commission Edgar system that we can obtain a new CIK for “Bullion Monarch Mining, Inc. (New),” with an explanation that the Securities and Exchange Commission has determined that we are not a “successor issuer” of Old Bullion, explaining that we need to keep both companies current for trading issues as indicated above.

We anticipate filing a Form 15 for Old Bullion once our common stock has been approved for quotations on the OTCBB by FINRA.  A Press Release will also be disseminated at that time to show the succession of New Bullion as the “reporting issuer,” under the same name, Cusip Number and OTCBB trading symbol.  All shares issued by us since inception; or acquired privately since inception; or traded in the public markets since we were approved for quotations of our common stock by FINRA on the OTCBB on December 17, 2007, will continue to be our shares and our shareholders; and Old Bullion rights holders who have not exchanged rights for New Bullion shares under the reorganization will continue to have the same rights of exchange each had under the reorganization, subject to the five year exchange limitation or to the close of business on September 26, 2011.

Effective September 17, 2009, Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, has been our transfer and registrar agent.  Its telephone number is 801-355-5740; and its facsimile number is 801-355-6505.

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

The reorganization transaction was initially accounted for as a recapitalization of the prior Old Bullion, pursuant to the Third District Court’s approval of the reorganization and the Utah Division of Securities’ approval of the reorganization at a Fairness Hearing.  This amended Annual Report reflects the accounting classification of the reorganization as a quasi-reorganization.

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

Securities and Exchange Commission and Sarbanes/Oxley Act

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K; however, since the Securities and Exchange Commission has indicated that we are not a “Section 12g-3 successor issuer” of Old Bullion under the Exchange Act, we will file a Form 10 Registration Statement. See the subheading “Introduction” of the heading “Business Development” of Part I, Item 1, above.

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

We have claimed that this 1% royalty as defined in the May 10th 1979 agreement also applies to an area of interest that contains the Sections and Townships listed below approximately encompassing the area eight (8) miles in a northerly direction, eight (8) miles in a southerly direction, eight (8) miles in an easterly direction and eight (8) miles in a westerly direction from Section 10, Township 35 North, Range 50 East, M.D.B. & M., Eureka County, Nevada.  See Part I, Item 3, regarding our litigation with Newmont.  We believe the following accurately describes this area of interest, more or less.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended April 30, 2009 compared to the Year Ended April 30, 2008

Royalty revenues increased substantially during fiscal 2009 compared to 2008.  We received revenues of $3,799,890 in fiscal 2009 compared to $2,662,399 in fiscal 2008.  Our largest revenue source is coming from the 1% royalty on Newmont’s Leeville/East Ore mine.   This mine was in full production for the entire year; this, combined with the higher commodity price for gold, accounted for the increase.

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

Expenses in fiscal 2009 decreased by $14,008 , as compared to fiscal 2008.  The decreased expense was due to a decrease of $196,362 in research and development expenses and an increase of $182,354 in general and administrative expenses.  The decreased research and development expense was due in part to EnShale moving from the process and patent development stage to the demonstration plant construction phase.  Research and development should increase in 2010 as much of the demonstration plant final construction will happen in the first fiscal quarter.

For the fiscal year ended April 30, 2009, we had royalty revenues of $3,799,890 compared to the fiscal year ended April 30, 2008, in the amount of $2,662,399.  General and administrative expenses for the fiscal year ended April 30, 2008, were $1,104,871 compared to $1,287,225 for the fiscal year ended April 30, 2009.  We also had research and development expenses in the fiscal year ended 2009 of $382,578 compared to $578,940 in 2008.  These revenues resulted in an operating income of $2,130,087 for the fiscal year ended April 30, 2009, compared to operating income of $978,588 for the fiscal year ended April 30, 2008.  In the fiscal year ended April 30, 2009, We had other income of $2,500, and interest income of $19,600, compared to the fiscal year ended April 30, 2008, in which we had other income of $0 and interest income of $20,686.  During the fiscal year ended April 30, 2009, we had an unrealized loss on marketable securities of $16,108 compared to an unrealized gain of 8,103 in the fiscal year ended April 30, 2008.  We had a net comprehensive income in the fiscal year ended April 30, 2009, of $1,673,588 compared to net income for the fiscal year ended April 30, 2008, of $552,982 .

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

April 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bullion Monarch Mining, Inc

Orem, Utah

We have audited the accompanying balance sheet of Bullion Monarch Mining, Inc. as of April 30, 2009 and 2008 , and the related statements of income, stockholders’ equity, and cash flows for the years ended April 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Mining, Inc. as of April 30, 2009 and 2008 , and the results of income and cash flows for the years ended April 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, UT

August 13, 2009, except for Notes  2, 17 and 18 which are dated June 11, 2010

BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

April 30, 2009 and 2008

ASSETS	2009 (As Restated)	2008 (As Restated)
Current Assets
Cash and cash equivalents	$1,135,755	$1,356,679
Royalty receivables - Note 1	148,865	261,085
Prepaid expense	19,075	6,632
Inventories	80,290	-
Deposits	1,000	-
Employee advances - Note 13	3,500	3,500
Payroll taxes receivable	3,860	4,206
Total current assets	1,392,345	1,632,102
Property, Plant, and Equipment, net- Notes 1 and 8	1,717,466	337,343

Other Assets
Mining properties, at cost - Note 1 and 7	273,071	273,071
Notes Receivable - Note 15	75,000	-
Oil shale leases - Note 1 and 7	9,669	9,669
Investments - Note 1 and 12	109,040	130,084
Patent, net - Note 9	398,435	429,687
Other	18,000	20,167
Total other assets	883,215	862,678
Total assets	$3,993,026	$2,832,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$107,525	$23,603
Accrued liabilities	-	83,595
Income taxes payable - Note 2	94,290	250,059
Deferred tax liability	-	5,181
Total current liabilities	201,815	362,438
Long-term liability - Deferred tax liability - Note 28	19,635	-
Total liabilities	221,450	362,438

Non-controlling interest - Note 6	-	-

Stockholders' Equity
Preferred stock - par value $0.001,10,000,000 shares Authorized no issued or outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares authorized 39,366,010 issued and 38,854,210 outstanding as of April 30, 2009 and 40,466,010 issued and 40,404,510 outstanding as of April 30, 2008	39,366	40,446
Additional paid-in capital	1,444,352	1,465,477
Less treasury stock - Note 3	(127,215)	(26,800)
Accumulated other comprehensive income (loss) - Note 11	(8,005)	8,103
Retained Earnings since September 27, 2006 ($3,632,043 accumulated deficit eliminated)	2,423,078	982,459
Total stockholders’ equity	3,771,576	2,469,685
Total liabilities and stockholders’ equity	$3,993,026	$$2,832,123

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended April 30, 2009 and 2008

	2009 (As Restated)	2008 (As Restated)
Royalty revenues	$3,799,890	$2,662,399

Operating Expense
General and administrative	1,287,225	1,104,871
Research and development	382,578	578,940
Operating income	2,130,087	978,588
Other income (expense)
Interest	19,600	20,686
Other	2,500	-
Total other income	22,100	20,686

Net Income Before Noncontrolling Interest	2,152,187	999,274

Noncontrolling Interest	-	37,565
Net income before income taxes	2,152,187	1,036,839
Provision for income taxes	462,491	491,960
Net income	$1,689,696	$544,879
Other Comprehensive Income (Loss)
Change in unrealized gain (loss) on marketable securities	(16,108)	8,103
Net comprehensive income	$1,673,588	$552,982

Net Income Per Share - Basic and Diluted	$0.04	$0.01
Weighted average shares outstanding	39,922,080	40,320,164

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended April 30, 2009 and 2008 (As Restated)

	Common Shares Issued	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Net Shareholders’ Equity
Balance, April 30, 2007 (Restated)	40,221,010	$40,221	$-	$1,202,204	$-	$437,580	$1,680,005

Purchase of treasury stock	-	-	(26,800)	-	-	-	(26,800)

Stock issued for compensation at $.05 a share	225,000	225	-	11,025	-	-	11,250

Contribution of Capital from use of Pre-Reorg NOL Benefit				252,248			252,248

Unrealized gain on investment, net of tax	-	-	-	-	8,103		8,103
Net income for the year ended April 30, 2008	-	-	-	-	-	544,879	544,879
Balance, April 30, 2008	40,446,010	$40,446	$(26,800)	$1,465,477	$8,103	$982,459	$2,469,685

Purchase of treasury stock	-	-	(377,401)	-	-	-	(377,401)

Retirement of treasury stock	(1,080,000)	(1,080)	276,986	(26,829)	-	(249,077)	-

Contribution of Capital from use of Pre-Reorg NOL Benefit				5,704			5,704

Unrealized loss on investment, net of tax	-	-	-	-	(16,108)	-	(16,108)

Net income for the year ended April 30, 2009	-	-	-	-	-	1,689,696	1,689,696

Balance, April 30, 2009 (Restated)	39,366,010	$39,366	$(127,215)	$1,444,352	$(8,005)	$2,423,078	$3,771,576

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2009 and 2008

	2009 (As Restated)	2008 (As Restated)
Cash flows from operating activities:
Net income	$1,689,696	$544,879

Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest	-	(37,565)
Depreciation	37,411	17,667
Amortization	31,252	32,083
Deferred income taxes	24,390
Pre quasi-reorganization tax benefit	5,704	252,248
Stock issued for compensation and legal fees	-	11,249
Bad debt expense	-	5,659
(Increase) decrease in royalties receivable	112,220	(117,031)
(Increase) decrease in payroll tax receivable	346	(4,206)
(Increase) decrease in deposits	(1,000)	-
(Increase) decrease in prepaid expenses	(12,443)	(2,375)
(Increase) decrease in inventories	(80,290)	-
(Increase) decrease in employee advances	-	(3,500)
Increase (decrease) in income taxes payable	(155,769)	250,059
Increase (decrease) in accounts payable	83,922	9,892
Increase (decrease) in accrued liabilities	(83,595)	(46,592)
Net cash from operating activities	1,651,844	912,467

Cash flows from investing activities:
Purchase of property, plant & equipment	(1,417,534)	(131,530)
Issuance of Note Receivable	(75,000)	-
Purchase of securities	(5,000)	(26,300)
Proceeds from other assets	17,167	-
Purchase of other asset	(15,000)	(21,000)
Net cash used in investing activities	(1,495,367)	(178,830)

Cash flows from financing activities:
Purchase of treasury stock	(377,401)	(26,799)
Net cash from financing activities	(377,401)	(26,799)

Net increase in cash	(220,924)	706,838
Cash at Beginning of Year	1,356,679	649,841
Cash at End of Year	$1,135,755	$1,356,679
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,044
Cash paid for taxes	$588,171	$-

   Non-cash investing and financing activities:

     During the year ended April 30, 2009, the Company retired 1,080,000 shares of treasury stock, reducing the par value of Common Stock by $1,080 , Additional Paid-In Capital by $ 26,829 and retained earnings by $249,077 .

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Organization

Bullion Monarch Company (sometimes referred to herein as “Old Bullion”) was incorporated in the State of Utah on May 13, 1948.  In 1999, Old Bullion was administratively dissolved by the State of Utah for inadvertently failing to file its annual reports with the Utah Department of Commerce. The Utah Revised Business Corporations Act does not allow reinstatement after such dissolution after the passage of two years, which time had elapsed when advice of the administrative dissolution of Old Bullion was received. The principals of Old Bullion subsequently organized “Bullion Monarch Mining, Inc.,” a Utah corporation (sometimes referred to herein as “New Bullion” or “Bullion”), and effected a court approved reorganization whereby each shareholder of Old Bullion was entitled to exchange rights equal to the number of shares held in Old Bullion for a like number of shares in New Bullion that each such shareholder previously owned in Old Bullion.  The reorganization process was completed on March 31, 2005, by an order of the Third Judicial  District Court (“Court Proceedings”) in and for Salt Lake County, State of Utah, and, following the reorganization process, a fairness hearing (the “Fairness Hearing”) was conducted by the Utah Division of Securities (the “Division”) on September 27, 2006, where the reorganization was approved following prior notice to the Old Bullion shareholders in the form of an Information Statement reviewed by the Division and mailed to Old Bullion shareholders with current mailing addresses and published in at least two newspapers of general circulation in locations where a majority of the Old Bullion shareholders were believed to have resided.

After undergoing the process described above, our management and legal counsel believed that New Bullion was a 12g-3 “successor issuer” to Old Bullion under the Exchange Act.  Consequently, no Form 15 was filed on Old Bullion; New Bullion did not file a Form 10 Registration Statement; and New Bullion recommenced to file reports with the SEC, commencing with a 10-KSB Annual Report for the fiscal year ended April 30, 2006, which contained audited consolidated balance sheets as of April 30, 2006, and 2005, and related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 30, 2006, 2005 and 2004.

Subsequently, the SEC determined that New Bullion did not meet the technical requirements as a 12g-3 “successor issuer.”  After extensive research by us, our consulting accountants and legal counsel, and various discussions and correspondence with the SEC in respect of these issues, the SEC has indicated that Bullion’s transition from Old Bullion to New Bullion can be handled, from an accounting perspective, as a quasi-reorganization, as suggested by Bullion.  The SEC has requested that Old Bullion file a Form 15 to end its reporting status under the Exchange Act and that New Bullion file a Form 10 to become a “reporting issuer” under the Exchange Act. Based upon Bullion’s view of the Court Proceedings and the Fairness Hearing, under the quasi-reorganization accounting method, Old Bullion shareholders will retain the same rights of exchange with New Bullion; New Bullion will retain all of the assets and liabilities of Old Bullion; and all shareholders who have purchased shares in Bullion will continue to be Bullion shareholders, but under New Bullion.  These changes are procedural in nature and will have no impact on Bullion’s current business plans or its day-to-day business operations.

Bullion derives its revenues from exploring, acquiring and developing mining properties in the western United States and South America.  Bullion currently has interests in properties in Utah, Oregon, Nevada and Brazil (See Note 19 for discussion on expansion into Brazil).  The Company currently has two mines producing royalties in the Carlin Trend, Nevada.

EnShale, Inc., a majority-owned subsidiary of Bullion, is a Wyoming corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  EnShale, Inc. is engaged in several activities associated with the extraction of oil from oil shale deposits in Eastern Utah.

  Bullion Monarch Mining, Inc. and EnShale, Inc. are collectively referred to as “the Company in these consolidated financial statements.  These consolidated financial statements of the Company have been restated to conform to quasi-reorganization accounting (see Note 17) and the recording of royalty revenues at gross versus net of gold taxes (see Note 18).

BULLION MONARCH MINING, INC. AND SUBSIDIARY

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

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

(i)

Investments

The Company owns 100,000 common shares of Gold Mountain Exploration and Development Company (Gold Mountain), which approximates a one-percent (1%) interest.  The Company also owns 1,651,000 common shares of Sydney Resource Corporation Company, which is approximately a ten-percent (10%) interest.  The Company accounts for these investments as “available-for-sale” and records each of the investments at fair market value with an associated adjustment, if necessary, as an unrealized gain or loss.  The unrealized gain or loss is based on the original cost of the security verses the current fair market value.  As of April 30, 2009, the Company recorded an unrealized loss of $16,108 and a deferred tax asset of $4,755, with $9,956 of income taxes begin allocated to other comprehensive income (loss).  The investments’ fair market value was $109,040 (See Note 12).

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)

Mineral Taxes

The Company pays a minerals tax to the State of Nevada.  During the year ended April 30, 2009 and 2008, the Company included $189,002 and $135,633 of this mineral tax in general and administrative expenses.

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 2

INCOME TAXES

Below is a summary of deferred tax asset and liability calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets decreased by $59,837 from a balance of $489,082 as of April 30, 2008.

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 2

INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	2009	2008
Current Taxes
Federal	$421,878	$196,164
State	16,223	32,051
Deferred Taxes

Federal	22,254	229,932
State	2,136	33,813
Provision for Income Taxes	$462,491	$491,960

Reconciliation between federal income taxes at the statutory tax rate (35%) and the actual income tax provision for continuing operations follows:

	2009	2008
Expected provision (based on statutory rate)	$753,266	$362,894
Effect of:
Non-controlling interest	-	(14,650)
Federal benefit of state taxes	-	(12,475)
Net operating losses	(25,183)	(77,994)
Pre-Reorg NOL Benefit	5,704	(11,497)
Permanent tax deductible differences	(242,259)	(152,596)
Effect of tax accrual adjustment	(50,575)	-
Effect of research credit	(25,360)	-
State income tax	70,240	42,998
Effective rate difference	(23,342)	-
Increase/decrease) in valuation allowances	-	355,280
Total actual provision/(benefit)	$462,491	$491,960

The Company’s subsidiary has the following operating loss carryforwards available at April 30, 2009:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/2006	4/30/2026	$351,426
4/30/2007	4/30/2027	217,449
4/30/2008	4/30/2028	657,538
Total NOL Carryforward		$1,226,413

BULLION MONARCH MINING, INC. AND SUBSIDIARY

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

The Company has filed income tax returns in the US.  All years prior to1997 are closed by expiration of the statute of limitations.  The years ended April 30, 1997 through 2007, will close by expiration of the statute of limitations September 2010.  The years ended April 30, 2008 and 2009 are open for examination.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended April 30, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at April 30, 2009 and 2008, respectively.

NOTE 3

TREASURY STOCK

As of April 30, 2009, the Company had a total of 511,800 shares of common stock held as treasury stock.  During the years ended April 30, 2009 and April 30, 2008, the Company acquired 1,550,300 and 41,500 shares valued at cost, for $377,402 and $26,799, respectively.  The Company retired 1,080,000 of Treasury shares valued at $276,986 during the year ended April 30, 2009.  The Company accounts for treasury stock within the cost method.

NOTE 4

CONCENTRATIONS

During the year ended April 30, 2009, the Company received 99% of its royalty revenues from a single entity.  As of April 30, 2009, the total royalty receivable balance of $148,865 was due from this entity.  Should this entity experience any difficulties, the Company could be severely impacted including a loss of all material income.

NOTE 5

PREFERRED AND COMMON STOCK

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.001.  The preferred shares have rights and preferences as the Board of Directors shall determine.  To date, the Board of Directors has not established any rights or preferences.  There are no preferred shares issued or outstanding.  The Company has authorized 100,000,000 shares of common stock at a par value of $.001.  As of April 30, 2009, the Company had 39,366,010 common shares issued and 38,854,210 outstanding.  The Company has treasury shares of 511,800 valued at $127,215 .

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 6

NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

EnShale, Inc., a Wyoming Corporation, was organized under the laws of that state on July 11, 2005.  Bullion originally owned 100% of the subsidiary’s stock.  On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale in lieu of compensation. The Company issued 8,000,000 shares of EnShale common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation.  On April 30, 2008, EnShale issued 20,000,000 shares of its common stock to the Company for the purchase of oil shale leases.  As of April 30, 2009, the Company’s owned 80% of EnShale.

EnShale has a deficit in its stockholders’ equity.  The Company has determined that losses in excess of the non-controlling interest would more likely than not be absorbed by Bullion.  Therefore, during the year ended April 30, 2009, the Company did not allocate any of the EnShale losses to the non-controlling interest.  Further EnShale’s losses will not be allocated to the non-controlling interest until the deficit in stockholders’ equity has been eliminated.

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

Leeville/East Ore Mine:  This property is located in Eureka County, Nevada, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  This mine is estimated to have a mine life of six to eight (6-8) years at full production.  During the years ended April 30, 2009 and 2008, the mine operated  at ??% and ??% of capacity, respectively, which resulting in royalty revenues to Bullion of $3,724,883 And $2,662,399, respectively.  The property is carried on the consolidated balance sheet at its historical cost of  $360.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 7

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

expected irrespective of actual acreage.  During the year ended April 30, 2009, lease payments totaled $4,953, which were expenses through operations.  The leases may be extended if the State chooses to grant an extension.  If the lease is extended, the following advanced annual minimum royalty payments are due on or before the anniversary date of the lease:

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 8

PROPERTY, PLANT, & EQUIPMENT (CONTINUED)

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

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

NOTE 14  COMMON SHARES SUBJECT TO CANCELATION

As part of the reorganization from Old Bullion to Bullion, as mentioned in Note 1(a), the court ordered that in the event an Old Bullion common shareholder does not vote for or against the Reorganization and Exchange Proposal and does not respond in writing to Bullion relating to the Exchange Offer within five years from the date of the approval of the Exchange in the Fairness Hearing of September 27, 2006, such Old Bullion Shareholder's Rights and New Bullion Shares otherwise to be issued in the Exchange shall be cancelled.

The total common shares subject to the cancellation provision at April 30, 2009 and 200, totaled  6,115,954 and 6,270,411, respectively

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 15  PENDING LITIGATION

Bullion asserts that pursuant to a 1979 agreement between Old Bullion and Newmont USA (Newmont), additional royalties are owed to Bullion. In that agreement, Old Bullion ceased mining and exploration activities in the Lynn Mining District in Northern Eureka County in Nevada USA and in a defined multiple square mile area of interest surrounding that area. In return, Newmont, as claimed by Bullion, agreed to pay Old Bullion a one percent royalty on any production in the Lynn Mining District and the area of interest that was described in the Agreement.  During June 2009, Bullion named Barrick Goldstrike Mines and Barrick Gold Corporation  as defendants in the pending litigation against Newmont.  The Company has not included either of these companies in this litigation to date because its attorneys have advised it that their inclusion may cause an unacceptable delay in this litigation; however, they may include them at a later date.   The case has not yet gone to trial and no adjustments have been made to the financial statements to account for this contingency.

NOTE 16  RESTATEMENT RELATING TO MINERAL LEASES

The Company determined that it had improperly accounted for mineral leases in prior periods.  The Company originally capitalized the present value of future lease payments and recorded a corresponding liability.  The Company determined that the lease payments should be expensed as incurred.  The following is a summary of the restated April 30, 2008 consolidated balance sheet:

Oil Shale Leases (Other Asset)

As previously reported                    $    53,160

Adjustment                                             (43,491)

Restated amount                               $      9,669

Current Portion of Long-term Lease Obligation

As previously reported                    $      4,023

Adjustment                                        $     (4,023)

Restated amount                               $              -

Long-term Lease Obligation

As previously reported                    $     26,874

Adjustment                                        $    (26,874)

Restated amount                               $               -

Accumulated Deficit

As previously reported                   $(1,856,962)

Adjustment                                              (12,594)

Restated amount                              $(1,869,556)

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17  RESTATEMENT RELATING TO QUASI-REORGANIZATION

In connection with the application of quasi-reorganization accounting, as outlined in Note 1 (a), all of the assets and liabilities transferred from Old Bullion to New Bullion are already recorded at fair value except for the mining properties.  The fair value of the mining properties is greater than historical cost at September 27, 2006, the date of the Fairness Hearing. However, SAB Topic 5, Section S, restricts the use of quasi-reorganization accounting in that a net increase in net assets is not allowed.  Therefore, the quasi-reorganization rules cannot be used as justification to record the mining properties transferred from Old Bullion to New Bullion at fair value.  As a result, New Bullion will retain the mining properties on its balance sheet at the historical cost of Old Bullion.

In addition to the above quasi-reorganization guidance, accounting standards require that the tax benefits of deductible temporary differences and carryforwards as of the date of a quasi- reorganization are to be reported as a direct addition to contributed capital if the tax benefits are recognized in subsequent years.  In accordance with this guidance, New Bullion eliminated the deferred tax asset at September 27, 2006.  In addition, tax benefits realized (i.e. in the tax returns of New Bullion) after September 27, 2006, from utilization of carryforward tax benefits existing prior to September 27, 2006, are recorded in the financial statements of New Bullion as an adjustment to contributed capital.

Further, as a result of the accumulated deficit elimination associated with the quasi-reorganization, a restatement was also necessary for the retirement of treasury stock that occurred during the year ended April 30, 2009.   Previously, the 2009 treasury stock retired in excess of par value of common stock was offset against Additional Paid-in Capital (APIC) because there was no retained earnings. With the application of quasi-reorganization accounting, Bullion now has available retained earnings from which the retirement of treasury stock can be offset. Therefore, a restatement entry was made to offset retained earnings for the excess retirement of treasury stock beyond the eligible APIC.  The entry resulted in a reduction to retained earnings, and corresponding increase to APIC, of $249,077 as of April 30, 2009.

The following represents the restated Statement of Stockholders’ Equity

	As of April 30, 2009	As of April 30, 2008
Common Stock
As previously reported	$ 39,374	$ 40,454
Adjustment	(8)	(8)

Restated amount	$ 39,366	$ 40,446

Additional Pain-In Capital
As previously reported	$4,047,085	$4,322,991
Adjustment	$(2,602,733)	$(2,857,514)

Restated amount	$1,444,352	$1,465,477

Treasury Stock
As previously reported	$(132,722)	$(32,306)
Adjustment	5,507	5,507

Restated amount	$(127,215)	$(26,800)

Retained Earnings (Accumulated Deficit)
As previously reported	$(174,156)	$(1,869,556)
Adjustment	2,597,234	2,852,015

Restated amount	$2,423,078	$982,459

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17  RESTATEMENT RELATING TO QUASI-REORGANIZATION (CONTINUED)

The following represents the restated quarterly financial information applicable to the fiscal years ended April 30, 2009 and 2008, including restatements disclosed in Notes 16 and 18:

CONSOLIDATED BALANCE SHEETS
	July 31, 2007		October 31, 2007		January 31, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated	AsPreviously Reported	As Restated

ASSETS
Current Assets
Cash and cash equivalents	$ 676,743	$ 676,743	$ 674,392	$ 674,392	$ 998,851	$ 998,851
Royalty receivables	146,160	146,160	111,133	111,133	351,229	351,229
Prepaid expenses	8,459	8,459	78,072	78,072	12,936	12,936
Deposits	-	-	15,000	15,000	7,071	7,071
Employee advances	-	-	-	-	-	-
Note Receivable	-	-	-	-	-	-
Tax receivable	-	-	-	-	-	-
Short term loans and advances	5,785	5,785	5,910	5,910	6,036	6,036
Total current assets	837,147	837,147	884,507	884,507	1,376,123	1,376,123

Property, plant and equipment, net	233,633	233,633	229,208	229,208	224,783	224,783

Other assets
Mining properties, at cost	273,071	273,071	273,071	273,071	273,071	273,071
Oil shale leases	53,160	9,669	53,160	9,669	53,160	9,669
Investments	98,500	98,500	116,800	116,800	116,800	116,800
Patent	453,125	453,125	445,312	445,312	437,166	437,166
Other asset	-	-	-	-	-	-
Deferred tax asset	220,431	-	172,766	-	-	-
Total other assets	1,098,287	834,365	1,061,109	844,852	880,197	836,706
Total assets	$ 2,169,067	$ 1,905,145	2,174,824	1,958,567	2,481,103	2,437,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 10,009	$ 10,009	$ 26,858	$ 26,858	$ 12,593	$ 12,593
Accrued liabilities	92,140	92,141	113,925	113,925	36,151	36,151
Income taxes payable	-	-	-	-	175,802	175,802
Deferred tax liability	-	-	-	-	-	-
Accrued officer compensation	27,000	27,000	-	-	-	-
Current portion of long-term lease obligation	3,906	-	3,906		4,059	-
Total current liabilities	133,055	129,150	144,689	140,783	228,605	224,546

Long-term liabilities
Long-term lease obligation	30,900	-	30,900	-	26,838	-
Total liabilities	163,955	129,150	175,589	140,783	255,443	224,546

Stockholders' equity
Preferred stock	-	-	-	-	-	-
Common stock	40,229	40,221	40,229	40,221	40,453	40,446
Additional paid-in capital	4,311,966	1,243,629	4,311,966	1,289,216	4,322,991	1,465,477
Less treasury stock	(5,507)	-	(5,507)	-	(17,739)	(12,232)
Accumulated other comprehensive income (loss)	-	-	-	-	-	-
Retained Earnings (Accumulated Deficit)	(2,341,576)	492,145	(2,347,453)	488,347	(2,120,045)	719,375
Total stockholders' equity	2,005,112	1,775,995	1,999,235	1,817,784	2,225,660	2,213,066
Total liabilities and stockholders' equity	$ 2,169,067	$ 1,905,145	2,174,824	1,958,567	2,481,103	2,437,612

Common Shares
Common Shares - Issued	40,228,510	40,221,010	40,228,510	40,221,010	40,453,510	40,446,010
Common Shares - Outstanding	40,228,510	40,221,010	40,228,510	40,221,010	40,453,510	40,428,010

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17   RESTATEMENT RELATING TO QUASI-REORGANIZATION (CONTINUED)

CONSOLIDATED BALANCE SHEETS
	July 31, 2008		October 31, 2008		January 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

ASSETS
Current Assets
Cash and cash equivalents	$ 1,370,741	$ 1,370,741	$ 1,609,958	$ 1,609,958	$ 1,703,098	$ 1,703,098
Royalty receivables	430,205	430,205	363,132	363,132	292,361	292,361
Prepaid expenses	7,328	7,328	22,825	22,825	6,903	6,903
Deposits	-	-	-	-	1,000	1,000
Employee advances	3,000	3,000	2,000	2,000	-	-
Note Receivable	-	-	-	-	5,000	5,000
Tax receivable	4,206	4,206	4,206	4,206	4,146	4,146
Short term loans and advances	-	-	-	-	-	-
Total current assets	1,815,480	1,815,480	2,002,121	2,002,121	2,012,508	2,012,508

Property, plant and equipment, net	656,893	656,893	809,879	809,879	1,050,041	1,050,041

Other assets
Mining properties, at cost	273,071	273,071	273,071	273,071	273,071	273,071
Oil shale leases	53,160	9,669	9,669	9,669	9,669	9,669
Investments	109,420	109,420	87,280	87,280	110,040	110,040
Patent	421,873	421,873	414,060	414,060	406,247	406,247
Other asset	19,667	19,667	14,167	14,167	-	-
Deferred tax asset	2,878	2,878	11,513	11,513	5,641	5,641
Total other assets	880,069	836,578	809,760	809,760	804,668	804,668
Total assets	3,352,442	3,308,951	3,621,760	3,621,760	3,867,217	3,867,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 49,777	$ 49,777	$ 39,214	$ 39,214	$ 29,752	$ 29,752
Accrued liabilities	136,355	136,355	179,535	179,535	215,221	215,221
Income taxes payable	231,116	231,116	310,227	310,227	31,525	31,525
Deferred tax liability	-	-	-	-	27,148	27,148
Accrued officer compensation	-	-	-	-	-	-
Current portion of long-term lease obligation	4,023	-	-	-	-	-
Total current liabilities	421,271	417,248	528,976	528,976	303,646	303,646

Long-term liabilities
Long-term lease obligation	26,874	-	-	-	-	-
Total liabilities	448,145	417,248	528,976	528,976	303,646	303,646

Stockholders' equity
Preferred stock	-	-	-	-	-	-
Common stock	40,453	40,446	40,453	40,446	40,453	40,446
Additional paid-in capital	4,322,991	1,465,477	4,322,991	1,465,477	4,322,991	1,465,477
Less treasury stock	(32,306)	(26,800)	(157,022)	(151,516)	(243,003)	(237,497)
Accumulated other comprehensive income (loss)	(4,502)	(4,502)	(18,007)	(18,007)	(9,119)	(9,119)
Retained Earnings (Accumulated Deficit)	(1,422,339)	1,417,082	(1,095,631)	1,756,384	(547,751)	2,304,264
Total stockholders' equity	2,904,297	2,891,703	3,092,784	3,092,784	3,563,571	3,563,571
Total liabilities and stockholders' equity	3,352,442	3,308,951	3,621,760	3,621,760	3,867,217	3,867,217

Common Shares
Common Shares - Issued	40,453,510	40,446,010	40,453,510	40,446,010	40,453,510	40,446,010
Common Shares - Outstanding	40,453,510	40,404,510	39,946,010	39,946,010	39,633,510	39,633,510

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17   RESTATEMENT RELATING TO QUASI-REORGANIZATION (CONTINUED)

CONSOLIDATED STATEMENTS OF INCOME—QUARTERLY
	Three Months Ended July 31, 2006		Three Months Ended October 31, 2006		Three Months Ended January 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Royalty revenue	No Change	No Change	205,353	205,353	708,225	708,225

Operating Expense
General and administrative			153,313	153,313	238,652	238,652
Research and development			-	-	-	-
Operating Income			52,040	52,040	469,573	469,573

Other income / (expense)
Other income			-	-	-	-
Interest expense			(1,636)	(1,636)	-	-
Interest income			2,051	2,051	387	387
Total other income			415	415	387	387
Net Income Before Noncontrolling Interest			52,455	52,455	469,960	469,960
Noncontrolling Interest			13,702	13,702	23,938	23,938
Net Income Before Income Taxes			66,157	66,157	493,898	493,898
Provision For Income Taxes			-	14,854	-	156,577
Net Income			66,157	51,303	493,898	337,321
Other comprehensive income (Loss)
Change in unrealized gain (loss) on marketable securities			-	-	-	-
Net comprehensive income			66,157	51,303	493,898	337,321

Net Income Per Share - Basic and Diluted			$ (0.01)	$ 0.00	$ 0.01	$ 0.01
Weighted Average Shares Outstanding			40,228,510	40,221,010	40,433,488	40,221,010

CONSOLIDATED STATEMENTS OF INCOME—QUARTERLY
	Three Months Ended July 31, 2007		Three Months Ended October 31, 2007		Three Months Ended January 31, 2008

Royalty revenue	320,057	320,057	435,675	435,675	942,064	942,064

Operating Expense
General and administrative	191,718	191,718	296,737	296,737	258,041	258,041
Research and development	73,918	73,918	119,682	119,682	240,311	244,220
Operating Income	54,421	54,421	19,256	19,256	443,712	439,803

Other income / (expense)
Other income	-	-	17,600	17,600	80	80
Interest expense	-	-	-	-	-	-
Interest income	4,005	4,005	4,932	4,932	4,500	4,500
Total other income	4,005	4,005	22,532	22,532	4,580	4,580
Net Income Before Noncontrolling Interest	58,426	58,426	41,788	41,788	448,292	444,383
Noncontrolling Interest	37,565	37,565	-	-	-	-
Net Income Before Income Taxes	95,991	95,991	41,788	41,788	448,292	444,383
Provision For Income Taxes	43,314	41,425	47,665	45,587	220,884	213,353
Net Income	52,677	54,566	(5,877)	(3,799)	227,408	231,030
Other comprehensive income (Loss)
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	-
Net comprehensive income	52,677	54,566	(5,877)	(3,799)	227,408	231,030

Net Income Per Share - Basic and Diluted	$ 0.00	$ 0.00	$ (0.01)	$ (0.00)	$ 0.01	$ 0.01
Weighted Average Shares Outstanding	40,228,510	40,221,010	40,228,510	40,221,010	40,433,488	40,433,488

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17   RESTATEMENT RELATING TO QUASI-REORGANIZATION (CONTINUED)

CONSOLIDATED STATEMENTS OF INCOME—QUARTERLY
	Three Months Ended July 31, 2008		Three Months Ended October 31, 2008		Three Months Ended January 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Royalty revenue	No Change	No Change	No Change	No Change	1,006,089	1,022,446

Operating Expense
General and administrative					317,119	333,476
Research and development					77,749	77,749
Operating Income					611,221	611,221

Other income / (expense)
Other income					-	-
Interest expense					-	-
Interest income					3,543	3,543
Total other income					3,543	3,543
Net Income Before Noncontrolling Interest					614,764	614,764
Noncontrolling Interest					-	-
Net Income Before Income Taxes					614,764	614,764
Provision For Income Taxes					66,883	66,883
Net Income					547,881	547,881
Other comprehensive income (Loss)
Change in unrealized gain (loss) on marketable securities					8,888	8,888
Net comprehensive income					556,769	556,769

Net Income Per Share - Basic and Diluted					$ 0.01	$ 0.01
Weighted Average Shares Outstanding					39,683,318	39,683,318

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17   RESTATEMENT RELATING TO QUASI-REORGANIZATION (CONTINUED)

CONSOLIDATED STATEMENTS OF INCOME—YEAR TO DATE
	Six Months Ended October 31, 2006		Nine Months Ended January 31, 2007		Six Months Ended October 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Royalty revenue	284,865	284,865	993,090	993,090	755,732	755,732

Operating Expense
General and administrative	318,574	318,574	558,862	558,862	488,455	488,455
Research and development	-	-	-	-	193,600	193,600
Operating Income	(33,709)	(33,709)	434,228	434,228	73,677	73,677

Other income / (expense)
Other income	-	-	-	-	17,600	17,600
Interest expense	(1,636)	(1,636)	-	-	-	-
Interest income	2,669	2,669	3,056	3,056	8,937	8,937
Total other income	1,033	1,033	3,056	3,056	26,537	26,537
Net Income Before Noncontrolling Interest	(32,676)	(32,676)	437,284	437,284	100,214	100,214
Noncontrolling Interest	32,346	32,346	56,284	56,284	37,565	37,565
Net Income Before Income Taxes	(330)	(330)	493,568	493,568	137,779	137,779
Provision For Income Taxes	-	14,854	-	171,431	90,979	87,012
Net Income	(330)	(15,184)	493,568	322,137	46,800	50,767
Other comprehensive income (Loss)
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	-
Net comprehensive income	(330)	(15,184)	493,568	322,137	46,800	50,767

Net Income Per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ 0.01	$ 0.01	$ 0.00	$ 0.00
Weighted Average Shares Outstanding	40,228,510	40,221,010	40,291,836	40,221,010	40,228,510	40,221,010

CONSOLIDATED STATEMENTS OF INCOME—YEAR TO DATE
	Nine Months Ended January 31, 2008		Six Months Ended October 31, 2008		Nine Months Ended January 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Royalty revenue	1,697,795	1,697,795	No Change	No Change	2,940,689	2,957,046

Operating Expense
General and administrative	754,308	754,308			956,993	973,350
Research and development	426,098	430,007			284,560	284,560
Operating Income	517,389	513,480			1,699,136	1,699,136

Other income / (expense)
Other income	17,680	17,680			2,500	2,500
Interest expense	-	-			-	-
Interest income	13,437	13,437			16,949	16,949
Total other income	31,117	31,117			19,449	19,449
Net Income Before Noncontrolling Interest	548,506	544,597			1,718,585	1,718,585
Noncontrolling Interest	37,565	37,565			-	-
Net Income Before Income Taxes	586,071	582,162			1,718,585	1,718,585
Provision For Income Taxes	311,863	300,365			396,780	396,780
Net Income	274,208	281,797			1,321,805	1,321,805
Other comprehensive income (Loss)
Change in unrealized gain (loss) on marketable securities	-	-			(17,222)	(17,222)
Net comprehensive income	274,208	281,797			1,304,583	1,304,583

Net Income Per Share - Basic and Diluted	$ 0.01	$ 0.01			$ 0.03	$ 0.03
Weighted Average Shares Outstanding	40,291,836	40,291,836			40,133,058	40,133,058

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17   RESTATEMENT RELATING TO QUASI-REORGANIZATION (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended July 31, 2006		Six Months Ended October 31, 2006		Nine Months Ended January 31, 2007
	AsPreviously Reported	As Restated	AsPreviously Reported	As Restated	As Previously Reported	As Restated

Cash Flows from Operating Activities:
Net income	No Change	No Change	$ (330)	$ (15,184)	$ 493,568	$ 322,137
Adjustments to reconcile net income to net cash from
operating activities:
Non-controlling interest			(32,346)	(32,346)	(56,284)	(56,284)
Depreciation			23,539	23,539	35,458	35,458
Amortization			-	-	-	-
Deferred income taxes			-	-	-	-
Pre quazi-reorganization tax benefit			-	14,854	-	171,431
Stock issued for compensation and legal fees			-	-	-	-
(Increase) decrease in payroll tax receivable			-	-	-	-
(Increase) decrease in royalties receivable			(103,636)	(103,636)	(75,778)	(75,778)
(Increase) decrease deposits			-	-	-	-
(Increase) decrease prepaid expenses			-	-	-	-
(Increase) decrease in employee advances			(11,100)	(11,100)	(24,600)	(24,600)
(Increase) decrease in short-term loans			(85,080)	(85,080)	(86,955)	(86,955)
(Increase) decrease in other assets			-	-	-	-
Increase (decrease) in income taxes payable			-	-	-	-
Increase (decrease) in accounts payable			(46,001)	(46,001)	(77,371)	(77,371)
Increase (decrease) in accrued officer compensation			-	-	-	-
Increase (decrease) in accrued liabilities			(17,733)	(17,733)	30,681	30,681
Net cash from operating activities			(272,687)	(272,687)	238,719	238,719

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment			(3,000)	(3,000)	(3,000)	(3,000)
(Increase) decrease in investment			-	-	-	-
Issuance of notes receivable			-	-	-	-
Purchase of available for sale securities			-	-	-	-
Net cash used in investing activities			(3,000)	(3,000)	(3,000)	(3,000)

Cash Flows From Financing Activitiy:
Purchase of mineral leases			-	-	(3,792)	(3,792)
Purchase of treasury stock			-	-	-	-
Net cash used in financing activities			-	-	(3,792)	(3,792)

Net Increase (Decrease) in Cash			(275,687)	(275,687)	231,927	231,927
Cash at Beginning of Period			290,959	290,959	290,959	290,959
Cash at End of Period			$ 15,272	$ 15,272	$ 522,886	$ 522,886

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17   RESTATEMENT RELATING TO QUASI-REORGANIZATION (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended July 31, 2007		Six Months Ended October 31, 2007		Nine Months Ended January 31, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Cash Flows from Operating Activities:
Net income	$ 52,677	$ 54,566	$ 46,800	$ 50,767	$ 274,208	$ 281,797
Adjustments to reconcile net income to net cash from
operating activities:
Non-controlling interest	(37,565)	(37,565)	(37,565)	(37,565)	(37,565)	(37,565)
Depreciation	4,392	4,392	24,443	24,443	37,013	37,013
Amortization	7,812	7,812	-	-	-	-
Deferred income taxes	43,314	41,425	90,979	-	263,745	-
Pre quazi-reorganization tax benefit	-	-	-	87,012	-	252,247
Stock issued for compensation and legal fees	-	-	-	-	11,250	11,250
(Increase) decrease in payroll tax receivable	-	-	-	-	-	-
(Increase) decrease in royalties receivable	(2,106)	(2,106)	32,921	32,921	(207,175)	(207,175)
(Increase) decrease deposits	-	-	(15,000)	(15,000)	(7,071)	(7,071)
(Increase) decrease prepaid expenses	(4,202)	(4,202)	(73,816)	(73,816)	(8,680)	(8,680)
(Increase) decrease in employee advances	-	-	-	-	-	-
(Increase) decrease in short-term loans	(126)	(126)	(251)	(251)	(377)	(377)
(Increase) decrease in other assets	-	-	-	-	-	-
Increase (decrease) in income taxes payable	-	-	-	-	175,802	175,802
Increase (decrease) in accounts payable	(3,702)	(3,702)	13,148	13,148	(1,117)	(1,117)
Increase (decrease) in accrued officer compensation	-	-	(27,000)	(27,000)	(27,000)	(27,000)
Increase (decrease) in accrued liabilities	(11,047)	(11,047)	10,737	10,737	(67,037)	(67,037)
Net cash from operating activities	49,447	49,447	65,396	65,396	405,996	402,087

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(14,545)	(14,545)	(14,545)	(14,545)	(14,545)	(14,545)
(Increase) decrease in investment	-	-	-	-	-	-
Issuance of notes receivable	-	-	-	-	-	-
Purchase of available for sale securities	(8,000)	(8,000)	(26,300)	(26,300)	(26,300)	(26,300)
Net cash used in investing activities	(22,545)	(22,545)	(40,845)	(40,845)	(40,845)	(40,845)

Cash Flows From Financing Activitiy:
Purchase of mineral leases	-	-	-	-	(3,909)	-
Purchase of treasury stock	-	-	-	-	(12,232)	(12,232)
Net cash used in financing activities	-	-	-	-	(16,141)	(12,232)

Net Increase (Decrease) in Cash	26,902	26,902	24,551	24,551	349,010	349,010
Cash at Beginning of Period	649,841	649,841	649,841	649,841	649,841	649,841
Cash at End of Period	$ 676,743	$ 676,743	$ 674,392	$ 674,392	$ 998,851	$ 998,851

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 17   RESTATEMENT RELATING TO QUASI-REORGANIZATION (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended July 31, 2008		Six Months Ended October 31, 2008		Nine Months Ended January 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Cash Flows from Operating Activities:
Net income	No Change	No Change	No Change	No Change	No Change	No Change
Adjustments to reconcile net income to net cash from
operating activities:
Non-controlling interest
Depreciation
Amortization
Deferred income taxes
Pre quazi-reorganization tax benefit
Stock issued for compensation and legal fees
(Increase) decrease in payroll tax receivable
(Increase) decrease in royalties receivable
(Increase) decrease deposits
(Increase) decrease prepaid expenses
(Increase) decrease in employee advances
(Increase) decrease in short-term loans
(Increase) decrease in other assets
Increase (decrease) in income taxes payable
Increase (decrease) in accounts payable
Increase (decrease) in accrued officer compensation
Increase (decrease) in accrued liabilities
Net cash from operating activities

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment
(Increase) decrease in investment
Issuance of notes receivable
Purchase of available for sale securities
Net cash used in investing activities

Cash Flows From Financing Activitiy:
Purchase of mineral leases
Purchase of treasury stock
Net cash used in financing activities

Net Increase (Decrease) in Cash
Cash at Beginning of Period
Cash at End of Period

NOTE 18  RESTATEMENT RELATING TO GROSS VERSUS NET ROYALTIES

Effective January 1, 2009, the state of Nevada changed the process for collecting gold taxes.  The state of Nevada now requires the entity that extracts metals subject to a royalty to forward the gold tax to the state and then forward the remaining net royalty to the royalty holder. Prior to January 1, 2009, the Company received the full royalty and then forwarded the gold tax to the state.  The Company’s policy is to record royalties prior to the deduction for the gold tax.  However, during the 2009 the Company, in error, recorded certain royalties net of the gold tax.  Revenues for the year ended April 30, 2009, have been increased by $75,007 to correct for this error. General and administrative operating expenses have also been increased by the same to account for the gold tax expense.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2009 and 2008

NOTE 19

SUBSEQUENT EVENTS

Letter of Intent

On May 12, 2009, Bullion contributed $175,000 to Dourave Mining and Exploration Inc. (Dourave), a Brazilian Corporation.  During the year ended April 30, 2009, Bullion had extended a note receivable to Dourave of $75,000.  The additional contribution and note receivable were combined to complete the initial capital contribution of $250,000 for the Bom Jardim and Bom Jesus mining properties, which are held in Dourave.  Beginning July 2009, Bullion will be required to contribute $80,000 per month for 22 months or until the required $1.75 million of additional capital funds is completed to purchase a one-third interest in the economic rights of the mining properties Bom Jardim and Bom Jesus.  Bullion has collateralized this commitment with a one-third interest to of Bullion’s mining property known as the North Pipeline (440) Property to be exercised and acquired by Dourave if Bullion fails to maintain the required payments.

Treasury Stock

On June 17, 2009, Bullion retired an additional 511,800 shares of treasury stock with a value of $127,215.

During May 2009 the Company acquired 168,000 shares of treasury stock at cost of $49,240.

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

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit No.	Title of Document	Location if other than attached hereto
3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Leeville/East Ore Mine Agreement*
10.2	License Agreement*
14	Code of Ethics*
21	Subsidiaries*
31.1	302 Certification of R. Don Morris*
31.2	302 Certification of James A. Morris*
32	906 Certification*
99.1	Grid map of Township 5 South Range 4 West of the Salt Lake Meridian, Utah.*

* Filed as Exhibits to our initially filed 10-K Annual Report for the fiscal year ended April 30, 20 09 .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION MONARCH MINING, INC.

Date:	6/22/2010	By:	/s/R. Don Morris
R. Don Morris, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BULLION MONARCH MINING, INC.

Date:	6/22/2010	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	6/22/2010	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer

Date:	6/22/2010	By:	/s/James A. Morris
James A. Morris
Treasurer, Chairman of the Board

Date:	6/22/2010	By:	/s/Larry L. Anderson
Larry L. Anderson
Director