Form 10-Q/A
period 2009-07-31
BULLION MONARCH MINING, INC.
filed 2010-06-22
CIK 15288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A-1

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

Explanatory Note: We are amending this Quarterly Report to explain and account for the effects of our determination, following a dialogue with the Securities and Exchange Commission, of our quasi-reorganization accounting treatment of our reorganization with Bullion Monarch Company, effective at September 27, 2006, which is the date of the Fairness Hearing held by the Utah Division of Securities at which the reorganization was approved.  The consolidated financial statements for the quarterly periods presented in this amended Quarterly Report have been restated to reflect the change in our accounting treatment of our reorganization with Bullion Monarch Company.   Further, this Quarterly Report is amended to account for the recording of certain royalties at gross versus net of gold taxes and for an adjustment relating to treasury stock, which became necessary because of the application of quasi-reorganization accounting.

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

July 31, 2009

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2009 and April 30, 2009

	July 31, 2009 (Restated) (Unaudited)	April 30, 2009 (Restated) (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$547,429	$1,135,755
Royalty Receivables, net	321,892	148,865
Prepaid expenses	21,308	19,075
Inventories	80,290	80,290
Deposits	1,000	1,000
Employee advances	-	3,500
Income taxes receivable	3,335	-
Payroll tax receivable	3,485	3,860
Total Current Assets	978,739	1,392,345

Property, plant and equipment, net	1,986,881	1,717,466

Other Assets:
Mining Properties, at cost	273,071	273,071
Notes Receivable	330,000	75,000
Oil shale leases	9,669	9,669
Investments	117,295	109,040
Patent, net	390,621	398,435
Other	18,800	18,000
Total Other Assets	1,139,456	883,215
Total Assets	$4,105,076	$3,993,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$63,836	$107,525
Income taxes payable	-	94,290
Total Current Liabilities	63,836	201,815
Long-term liability - Deferred tax liability	24,108	19,635
Total liabilities	87,944	221,450

STOCKHOLDERS’ EQUITY
Preferred Stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common Stock - par value $0.001, 100,000,000 shares authorized, 38,854,210 issued, and 38,686,210 outstanding as of July 31, 2009 and 39,366,010 issued and 38,854,210 outstanding as of April 30, 2009	38,854	39,366
Additional Paid-in Capital	1,431,638	1,444,352
Less Treasury Stock	(49,240)	(127,215)
Accumulated other comprehensive loss	(2,828)	(8,005)
Retained Earnings since September 27, 2006 ($3,632,043 accumulated deficit eliminated)	2,956,844	2,751,368
Total Bullion Stockholders’ Equity	4,375,268	4,099,866
Non-controlling interests	(358,136)	(328,290)
Total Stockholders’ Equity	4,017,132	3,771,576
Total Liabilities and Stockholders’ Equity	$4,105,076	$3,993,026

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended July 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended July 31, 2009 (Restated)	For the Three Months Ended July 31, 2008
Royalty Revenue	$900,543	$ 1,071,160

Operating Expense
General and administrative	418,256	324,556
Research & development	108,211	124,500

Operating Income	374,076	622,104

Interest Income	2,013	6,924
Net Income Before Income Taxes	376,089	629,028

Provision For Income Taxes	86,470	194,404

Net Income	289,619	434,624

Plus: Net Loss Attributable to Non-controlling Interests	29,846	30,120

Net Income Attributable to Bullion Stockholders	319,465	464,744

Other Comprehensive Income (Loss) Change in unrealized gain (loss) on marketable securities	5,177	(12,605)

Net comprehensive income	$324,642	$ 452,139

Net Income Per Share - Basic and Diluted	$0.01	$ 0.01

Weighted Average Shares Outstanding	38,703,507	40,404,510

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended July 31, 2009	For the Three Months Ended July 31, 2008
Cash Flows From Operating Activities:
Net Income	$289,619	$434,624
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	14,422	4,425
Amortization	7,814	7,813
Deferred income taxes	1,396	-
(Increase) decrease in royalties receivable	(173,027)	(169,120)
(Increase)/decrease in payroll tax receivable	(2,960)	-
(Increase)/decrease in prepaid expenses	(2,233)	(696)
(Increase)/decrease in employee advances	3,500	500
Increase/(decrease) in taxes payable	(94,290)	(18,943)
Increase/(decrease) in accounts payable	(43,690)	26,173
Increase/(decrease) in accrued liabilities	-	52,760
Net Cash From Operating Activities	551	337,536

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(283,837)	(323,974)
Issuance of notes receivable	(255,000)	-
Proceeds from other assets	-	500
Purchase of other assets	(800)	-
Net Cash used in Investing Activities	(539,637)	(323,474)

Cash Flows From Financing Activities
Purchase of Treasury Stock	(49,240)	-
Net cash used in financing activities	(49,240)	-

Net Increase (Decrease) in Cash	(588,326)	14,062

Cash at Beginning of Period	1,135,755	1,356,679
Cash at End of Period	$547,429	$1,370,741

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	182,700	241,392

Non-cash investing and financing activities:

During the quarter ended July 31, 2009, the Company retired 511,800 shares of treasury stock, reducing the par value of

Common Stock by $512,Additional Paid-In Capital by $12,714 and Retained Earnings by $113,989.

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

After undergoing the process described above, our management and legal counsel believed that New Bullion was a 12g-3 “successor issuer” to Old Bullion under the Exchange Act.  Consequently, no Form 15 was filed on Old Bullion; New Bullion did not file a Form 10 Registration Statement; and New Bullion recommenced to file reports with the Securities and Exchange Commission (the “SEC”), commencing with a 10-KSB Annual Report for the fiscal year ended April 30, 2006, which contained audited consolidated balance sheets as of April 30, 2006, and 2005, and related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 30, 2006, 2005 and 2004.

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

Bullion derives its revenues from exploring, acquiring and developing mining properties in the western United States and South America.  Bullion currently has interests in properties in Utah, Oregon, Nevada and in a joint venture conducting exploration of certain mining properties in Brazil.  Bullion currently receives royalties from two producing mines in the Carlin Trend, Nevada.

EnShale, Inc., a majority-owned subsidiary of Bullion, is a Wyoming corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  EnShale, Inc. is engaged in several activities associated with the extraction of oil from oil shale deposits in eastern Utah.

The condensed consolidated financial statements include the accounts of Bullion and EnShale, Inc. (collectively referred to as “the Company”).  All intercompany transactions and balances have been eliminated.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the audited financial statements for the year ended April 30, 2009, and footnotes thereto included in the Company’s Form 10-K A-2 Annual Report for the fiscal year ended April 30, 2009 , which was filed with the SEC at or about the time of the filing of this amended Quarterly Report .

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

Note 4.

Restatement Relating to Quasi-reorganization

In connection with the application of quasi-reorganization accounting, as outlined in Note 1, all of the assets and liabilities transferred from Old Bullion to New Bullion are already recorded at fair value except for the mining properties.  The fair value of the mining properties is greater than historical cost at September 27, 2006, the date of the Fairness Hearing. However, SAB Topic 5, Section S, restricts the use of quasi-reorganization accounting in that a net increase in net assets is not allowed.  Therefore, the quasi-reorganization rules cannot be used as justification to record the mining properties transferred from Old Bullion to New Bullion at fair value.  As a result, New Bullion will retain the mining properties on its balance sheet at the historical cost of Old Bullion.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 4.

Restatement Relating to Quasi-reorganization (continued)

In addition to the above quasi-reorganization guidance, accounting standards require that the tax benefits of deductible temporary differences and carryforwards as of the date of a quasi- reorganization are to be reported as a direct addition to contributed capital if the tax benefits are recognized in subsequent years.  In accordance with this guidance, New Bullion eliminated the deferred tax asset at September 27, 2006.  Further, tax benefits realized (i.e. in the tax returns of New Bullion) after September 27, 2006, from utilization of carryforward tax benefits existing prior to September 27, 2006, are recorded in the financial statements of New Bullion as an adjustment to contributed capital.

Further, as a result of the accumulated deficit elimination associated with the quasi-reorganization, a restatement was also necessary for the retirement of treasury stock that occurred during the year ended April 30, 2009 and the quarter ended July 31, 2009.   Previously, the 2009 treasury stock retired in excess of par value of common stock was offset against additional paid-in capital (APIC) because there was no retained earnings. With the application of quasi-reorganization accounting, Bullion now has available retained earnings from which the retirement of treasury stock can be offset. Therefore, a restatement entry was made to offset retained earnings for the excess retirement of treasury stock beyond the eligible APIC.  The entry resulted in a reduction to retained earnings, and corresponding increase to APIC, of $249,077 and $363,066 as of April 30, 2009 and July 31, 2009, respectively.

The following represents the restated Statement of Stockholders’ Equity

	As of July 31, 2009	As of April 30, 2009
Common Stock
As previously reported	$ 38,862	$ 39,374
Adjustment	(8)	(8)
Restated amount	$ 38,854	$ 39,366
Additional Paid-In Capital
As previously reported	$ 3,920,382	$ 4,047,085
Adjustment	(2,484,744)	(2,602,733)
Restated amount	$ 1,431,638	$ 1,444,352
Treasury Stock
As previously reported	$ (54,747)	$ (132,722)
Adjustment	5,507	5,507
Restated amount	$ (49,240)	$ (127,215)
Retained Earnings (Accumulated Deficit)
As previously reported	$ 473,599	$ 154,134
Adjustment	2,483,245	2,597,234
Restated amount	$ 2,956,844	$ 2,751,368

Note 5.

Restatement Relating to Gross Versus Net Royalties

Effective January 1, 2009, the state of Nevada changed the process for collecting gold taxes.  The state of Nevada now requires the entity that extracts metals subject to a royalty to forward the gold tax to the state and then forward the remaining net royalty to the royalty holder.  Prior to January 1, 2009, the Company received the full royalty and then forwarded the gold tax to the state.  The Company’s policy is to record royalties prior to the deduction for the gold tax.  However, during the year ended April 30, 2009, and the quarter ended July 31, 2009, the Company, in error, recorded certain royalties net of the gold tax. Revenues for the year ended April 30, 2009, and the quarter ended July 31, 2009, have been increased by $75,007 and $45,027, respectively, to correct for this error. General and administrative operating expenses have also been increased by the same amounts to account for the gold tax expense.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 6 .

Common Stock

On January 24, 2008, the Company’s Board of Directors approved a stock buyback program to repurchase the Company’s common stock, with no minimum purchase required.  The buyback will be funded from free cash flow available to us from our royalties and will be carried out through December 31, 2009.

During three months ended July 31, 2009, the Company acquired 168,000 common shares valued at cost, for $49,240 and retired 511,800 shares of treasury stock with a value of $127,215.  As of July 31, 2009, the number of shares in treasury totaled 168,000 . Subsequent to July 31, 2009, the Company retired 168,000 shares of treasury stock.

Note 7 .

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

Note 8 .

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

Note 9 .

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

In 1999, Old Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized New Bullion, and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Old Bullion exchanged rights in that company for a like number of shares in the newly organized New Bullion equal to the shares previously owned in Old Bullion, following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 27, 2006.  The reorganization was initially accounted for as a recapitalization of Old Bullion that was accounted for as a “reverse” reorganization, and the historical financial statements of the Company were those of the former operating Old Bullion. Following discussions with the Securities and Exchange Commission, we have determined that the reorganization should be accounted for as a quasi-reorganization.  Our consolidated financial statements for the fiscal years ended April 30, 2009, and 2008, which are filed as a part of this Annual Report have been restated to give effect to the quasi-reorganization accounting treatment of the reorganization, and in the footnotes to our consolidated annual financial statements, restated quarterly consolidated financial statements for the six quarters where 10-Q Quarterly Reports were filed in the fiscal years ended April 30, 2009, and 2008 are also included  In addition to filing this amended Annual Report, we will also be filing amended 10-QA Quarterly Reports for the quarterly periods ended July 31, 2009, October 31, 2009, and January 31, 2010.  The amended

Annual Report and the foregoing 10-QA Quarterly Reports are the only reports that will contain restated financial statements reflecting the quasi-reorganization accounting treatment of this reorganization.  See our 8-K Current Report dated June 3, 2010, and filed with the Securities and Exchange Commission on June 9, 2010, for a narrative discussion of the effects of the quasi-reorganization accounting treatment of the reorganization.

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

The Office of the Chief Counsel of the Securities and Exchange Commission has raised no objection to our continuing to file Exchange Act reports of Old Bullion until our Form 10 has been reviewed by the Securities and Exchange Commission and has become effective (60 days from filing, assuming it is not withdrawn), and we have had a reasonable opportunity to have a broker dealer submit a Form 211 on our behalf with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for quotations of our common stock on the OTCBB.  The Office of Market Regulation of FINRA has also indicated that it would raise no objection to the continued trading of our common stock based upon the Old Bullion reports remaining current under the Exchange Act during this process.  We cannot assure that FINRA will grant quotations of our common stock on the OTCBB; however, all information upon which our common stock is currently traded under the OTCBB symbol “BULM” was already initially provided to FINRA when our Form 211 was submitted in 2007 and approved for quotations on December 17, 2007.

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

Corporate History

The following is a summary of the general business development history of Old Bullion and New Bullion since their inception:

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

The reorganization transaction was initially accounted for as a recapitalization of the prior Old Bullion, pursuant to the Third District Court’s approval of the reorganization and the Utah Division of Securities’ approval of the reorganization at a Fairness Hearing.  We have amended this Quarterly Report to reflect our adoption of quasi-reorganization accounting of the reorganization, as outlined on our 8-K Current Report dated June 3, 2010, and filed with the Securities and Exchange Commission on June 9, 2010.

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

We do not expect to sell or dispose of any of our assets during the next 12 months

Results of Operations

Three Months Ended July 31, 2009, compared to the Three Months Ended July 31, 2008

Royalty revenues decreased for the three months ended July 31, 2009, as compared to July 31, 2008.  We received $900,543 in revenues for the three months ended July 31, 2009, compared to $1,071,160 during the three months ended July 31, 2008.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the three months ended July 31, 2009, were $ 418,256 compared to $324,556 for the three months ended July 31, 2008, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We also had research and development expenses in the three months ended July 31, 2009, of $108,211compared to $124,500 in the same period of 2008; the decrease in research and development expenses was a direct result of our nearing the completion of our pre-production plan for processing oil shale.

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

Item 1A.  Risk Factors.

Not required of smaller reporting companies; however, for information on risk factors regarding us and our operations, see our 10-K A-2 Annual Report for the fiscal year ended April 30, 2009, in Part I, Item 1 A , which was filed with the Securities and Exchange Commission on or about the date of the filing of this amended Quarterly Report .

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

BULLION MONARCH MINING, INC.

Date:	June 22, 2010	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	June 22, 2010	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer