Form 10-Q/A
period 2009-10-31
BULLION MONARCH MINING, INC.
filed 2010-06-22
CIK 15288

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q A-1

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  December 3, 2009 – 38,686, 2 10 shares of common stock.

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

October 31, 2009

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2009 and April 30, 2009

	October 31, 2009 (Restated) (Unaudited)	April 30, 2009 (Restated) (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$302,672	$1,135,755
Royalty Receivables, net	466,705	148,865
Prepaid expenses	15,470	19,075
Inventories	80,290	80,290
Deposits	2,000	1,000
Employee advances	2,800	3,500
Income taxes receivable	24,867	-
Payroll tax receivable	2,008	3,860
Total Current Assets	896,812	1,392,345

Property, plant and equipment, net	2,362,624	1,717,466
Other Assets:
Mining Properties, at cost	273,071	273,071
Notes Receivable	100,000	75,000
Oil shale leases	9,669	9,669
Interest in mineral rights	570,000	-
Other investments	102,735	109,040
Patent, net	382,809	398,435
Other	58,755	18,000
Total Other Assets	1,497,039	883,215
Total Assets	$4,756,475	$3,993,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$86,842	$107,525
Income taxes payable	29,755	94,290
Total Current Liabilities	116,597	201,815
Long-term liability - Deferred tax liability	15,615	19,635
Total liabilities	132,212	221,450

STOCKHOLDERS’ EQUITY
Preferred Stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common Stock - par value $0.001, 100,000,000 shares authorized, 38,686,210 issued, and outstanding as of October 31, 2009 and 39,366,010 issued and 38,854,210 outstanding as of April 30, 2009	38,686	39,366
Additional Paid-in Capital	1,427,464	1,444,352
Less Treasury Stock	-	(127,215)
Accumulated other comprehensive loss	(20,436)	(8,005)
Retained Earnings since September 27, 2006 ($ 3,632,043 accumulated deficit eliminated)	3,567,370	2,751,368
Total Bullion Stockholders’ Equity	5,013,084	4,099,866
Non-controlling interests	(388,821)	(328,290)
Total Stockholders’ Equity	4,624,263	3,771,576
Total Liabilities and Stockholders’ Equity	$4,756,475	$3,993,026

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended October 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended Oct. 31, 2009 (Restated)	For the Three Months Ended Oct. 31, 2008	For the Six Months Ended Oct. 31, 2009 (Restated)	For the Six Months Ended Oct. 31, 2008
Royalty revenue	$ 1,449,616	$ 863,440	$ 2,278,678	$ 1,934,600

Operating Expense
General and administrative	506,154	315,318	852,929	639,874
Research & development	110,259	82,311	218,470	206,811

Operating income	833,203	465,811	1,207,279	1,087,915

Other Income
Other income	-	2,500	-	2,500
Interest income	549	6,483	2,562	13,407
Total other income	549	8,983	2,562	15,907

Net income before income taxes	833,752	474,794	1,209,841	1,103,822

Provision for income taxes	209,014	135,493	295,484	329,897

Net income	624,738	339,301	914,357	773,925

Plus: Net Loss Attributable to Non-controlling interests	30,685	20,325	60,531	50,445

Net Income Attributable to Bullion Stockholders	655,423	359,626	974,888	824,370

Other comprehensive income (loss)
Change in unrealized gain (loss) on marketable securities	(17,608)	(13,505)	(12,431)	(26,110)
Net comprehensive income	$ 637,815	$ 346,121	$ 962,457	$ 798,260

Net income per share - basic and diluted	$ 0.02	$ .01	$ 0.02	$ 0.02

Weighted average shares outstanding	38,686,210	40,306,459	38,694,811	40,355,484

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2009 and 2008

(Unaudited)

	For the Six Months Ended Oct. 31, 2009	For the Six Months Ended Oct. 31, 2008
Cash Flows From Operating Activities:
Net Income	$914,357	$773,925
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	28,645	12,579
Amortization	15,626	16,627
Deferred income taxes	3,361	-
(Increase) decrease in royalties receivable	(317,840)	(102,047)
(Increase) decrease in income tax receivable	(24,867)	-
(Increase) decrease in payroll tax receivable	1,852	-
(Increase) decrease in prepaid expenses	3,605	(16,193)
(Increase) decrease in deposits	(1,000)	-
(Increase) decrease in employee advances	700	1,500
Increase (decrease) in taxes payable	(64,535)	60,168
Increase (decrease) in accounts payable	(20,682)	15,610
Increase (decrease) in accrued liabilities	-	95,940
Net Cash From Operating Activities	539,222	858,109

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(673,803)	(485,114)
Issuance of notes receivable	(25,000)	-
Purchase of interest in mineral rights	(570,000)	-
Purchase of other investments	(13,507)	-
Purchase of other assets	(40,755)	5,000
Net Cash used in Investing Activities	(1,323,065)	(480,114)

Cash Flows From Financing Activities
Purchase of Treasury Stock	(49,240)	(124,716)
Net cash used in financing activities	(49,240)	(124,716)

Net Increase (Decrease) in Cash	(833,083)	253,279

Cash at Beginning of Period	1,135,755	1,356,679
Cash at End of Period	$302,672	$1,609,958

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	380,049	2,434

Non-cash investing and financing activities:

During the quarter ended July 31, 2009, the Company retired 511,800 shares of treasury stock, reducing the par value of

Common Stock by $512, Additional Paid-In Capital by $12,714 and Retained Earnings by $113,989.

During the quarter ended October 31, 2009, the Company retired 168,000 shares of treasury stock, reducing the par value of Common Stock by $168, Additional Paid-In Capital by $4,173 and Retained Earnings by $44,898. During the quarter ended October 31, 2009, the Company converted $570,000 of the Dourave note receivable into an interest in mineral rights.

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

Bullion derives its revenues from exploring, acquiring and developing mining properties in the western United States and South America.  Bullion currently has interests in properties in Utah, Oregon, Nevada and in a joint venture conduction exploration of certain mining properties in Brazil.  Bullion currently receives royalties from two producing mines in the Carlin Trend, Nevada.

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

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (the “SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended October 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the audited financial statements for the year ended April 30, 2009, and footnotes thereto included in the Company’s Form 10-K/A -2 Annual Report for the fiscal year ended April 30, 2009 , which was filed with the SEC at or about the time of the filing of this amended Quarterly Report .

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

Further, as a result of the accumulated deficit elimination associated with the quasi-reorganization, a restatement was also necessary for the retirement of treasury stock that occurred during the year ended April 30, 2009 and six months ended October 31, 2010.   Previously, the 2009 treasury stock retired in excess of par value of common stock was offset against additional paid-in capital (APIC) because there was no retained earnings. With the application of quasi-reorganization accounting, Bullion now has available retained earnings from which the retirement of treasury stock can be offset. Therefore, a restatement entry was made to offset retained earnings for the excess retirement of treasury stock beyond the eligible APIC.  The entry resulted in a reduction to retained earnings, and corresponding increase to APIC, of $249,077 and $407,964 as of April 30, 2009 and October 31, 2009, respectively.

The following represents the restated Statement of Stockholders’ Equity

	As of October 31, 2009	As of April 30, 2009
Common Stock
As previously reported	$ 38,694	$ 39,374
Adjustment	(8)	(8)
Restated amount	$ 38,686	$ 39,366
Additional Paid-In Capital
As previously reported	$ 3,871,310	$ 4,047,085
Adjustment	(2,443,846)	(2,602,733)
Restated amount	$ 1,427,464	$ 1,444,352
Treasury Stock
As previously reported	$ (5,507)	$ (132,722)
Adjustment	5,507	5,507
Restated amount	$ -	$ (127,215)
Retained Earnings (Accumulated Deficit)
As previously reported	$ 1,129,023	$ 154,134
Adjustment	2,438,347	2,597,234
Restated amount	$ 3,567,370	$ 2,751,368

Note 5.

Restatement Relating to Gross Versus Net Royalties

Effective January 1, 2009, the state of Nevada changed the process for collecting gold taxes.  The state of Nevada now requires the entity that extracts metals subject to a royalty to forward the gold tax to the state and then forward the remaining net royalty to the royalty holder.  Prior to January 1, 2009, the Company received the full royalty and then forwarded the gold tax to the state.  The Company’s policy is to record royalties prior to the deduction for the gold tax.  However, during the year ended April 30, 2009, and the quarter and six months ended October 31, 2009, the Company, in error, recorded certain royalties net of the gold tax.  Revenues for the year ended April 30, 2009, and the quarter and six months ended October 31, 2009, have been increased by $75,007, $71,481 and $116,508, respectively, to correct for this error. General and administrative operating expenses have also been increased by the same amounts to account for the gold tax expense.

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

During three months ended October 31, 2009, the Company retired 168,000 shares of treasury stock with a value of $49,240.  As of October 31, 2009, there were no shares left in treasury.

Note 7 .

Recent Accounting Pronouncements Not Yet Adopted

SFAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (June 2009)

FAS 168, which has been codified into Accounting Standards Codification (“ASC”) Topic 105, will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on the Company’s financial statements but will alter the references to accounting literature within the financial statements.

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

Note 9.

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

Note 10 .

Note Receivable

The Company issued a $100,000 note receivable to Paul Schiebe on October 5, 2009. The terms of the note are a 4% annual interest rate, compounding monthly according to exact days in the month, beginning November 1, 2009. The due date on the note is November 1, 2011. No payments are required until the note is due, at which time the note will be paid in full.

Note 11 .

Subsequent Events

The Company has adopted  ASC 855-10, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued ASC 855-10 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events).

The Company has evaluated subsequent events and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended October 31, 2009.

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

We are a natural resource company.which derives virtually 100% of its income from retained royalties.  We are primarily engaged in acquiring, exploring, leasing, joint venturing and selling mining properties with the goal of retaining royalties in successful projects.  Our income is currently generated from a 1% gross smelter returns royalty on Newmont’s Leeville mine.  In addition to our precious metals projects, we are developing a process through our 80% owned subsidiary, EnShale, Inc. (“EnShale”), to mine and extract oil from oil shale on a commercially economical basis.  Substantially all of our present and intended operations are located in the Western United States and Brazil.

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

Corporate History

The following is a summary of the general business development history of Old Bullion and New Bullion. since inception:

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

We do not expect to sell or dispose of any of our assets during the next 12 months

Results of Operations

Three Months Ended October 31, 2009, compared to the Three Months Ended October 31, 2008

Royalty revenues increased for the three months ended October 31, 2009, as compared to October 31, 2008.  We recognized  $ 1,449,616 in revenues for the three months ended October 31, 2009, compared to $863,440 during the three months ended October 31, 2008.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the three months ended October 31, 2009, were $ 506,154 compared to $315,318 for the three months ended October 31, 2008, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We also had research and development expenses in the three months ended October 31, 2009, of $110,259 compared to $82,311 in the same period of 2008; the increase in research and development expenses was a direct result of the setup and operation of our oil shale research and development plant in Vernal, Utah.

These revenues resulted in an operating income of $833,203 for the quarter ended October 31, 2009, compared to operating income of $465,811 for the quarter ended October 31, 2008.  In the quarter ended October 31, 2009, we had interest income of $549, compared to the quarter ended October 31, 2008, in which we had interest income of $6,483.  During the quarter ended October 31, 2009, we had provision for income taxes of $209,014, with $135,493 for a provision for income taxes in the quarter ended October 31, 2008.  We had a net income in the quarter ended October 31, 2009, of $624,738, compared to net income for the quarter ended October 31, 2008, of $339,301.  We had a net comprehensive income in the quarter ended October 31, 2009, of $637,815, because of an addition of a net loss attributable to non-controlling interest of $30,685 and a change in unrealized loss on marketable securities of $17,608, compared to net comprehensive income of $346,121 for the quarter ended October 31, 2008, in which we had an addition of a net loss attributable to non-controlling interest of $20,325 and an unrealized loss of $13,505 on marketable securities.

Six Months Ended October 31, 2009, compared to the Six Months Ended October 31, 2008

Royalty revenues increased for the six months ended October 31, 2009, as compared to October 31, 2008.  We recognized $ 2,278,678 in revenues for the six months ended October 31, 2009, compared to $1,934,600 during the six months ended October 31, 2008.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the six months ended October 31, 2009, were $ 852,929 compared to $639,874 for the six months ended October 31, 2008, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We also had research and development expenses in the six months ended October 31, 2009, of $218,470 compared to $206,811 in the same period of 2008; the increase in research and development expenses was a direct result of the setup and operation of our oil shale research and development plant in Vernal, Utah.

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