Form 10-Q/A
period 2010-01-31
BULLION MONARCH MINING, INC.
filed 2010-06-22
CIK 15288

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  March 1, 2010 – 38,686, 2 10 shares of common stock.

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

January 31, 2010

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

January 31, 2010 and April 30, 2009

	January 31, 2010 (Restated) (Unaudited)	April 30, 2009 (Restated) (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$762,859	$1,135,755
Royalty receivables	420,107	148,865
Prepaid expenses	7,921	19,075
Inventories	80,290	80,290
Deposits	2,000	1,000
Employee advances	-	3,500
Income taxes receivable	2,825	-
Payroll tax receivable	1,838	3,860
Total Current Assets	1,277,840	1,392,345

Property, plant and equipment, net	2,373,339	1,717,466
Other Assets:
Mining properties, at cost	273,071	273,071
Notes receivable	100,967	75,000
Oil shale leases	9,669	9,669
Interest in mineral rights	250,000	-
Other investments	97,408	109,040
Deferred tax asset	273,694	-
Patent, net	375,000	398,435
Other	64,255	18,000
Total Other Assets	1,444,064	883,215
Total Assets	$5,095,243	$3,993,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$63,992	$107,525
Income taxes payable	153,604	94,290
Total Current Liabilities	217,596	201,815
Long-term liability - deferred tax liability	-	19,635
Total Liabilities	217,596	221,450

STOCKHOLDERS’ EQUITY
Preferred stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares authorized, 38,686,210 issued and outstanding as of January 31, 2010 and 39,366,010 issued and 38,854,210 outstanding as of April 30, 2009	38,686	39,366
Additional paid-in capital	1,427,464	1,444,352
Less treasury stock	-	(127,215)
Accumulated other comprehensive loss	(25,612)	(8,005)
Retained earnings since September 27, 2006 ($ 3,632,043 accumulated deficit eliminated)	3,857,869	2,751,368
Total Bullion Stockholders’ Equity	5,298,407	4,099,866
Non-controlling interests	(420,760)	(328,290)
Total Stockholders’ Equity	4,877,647	3,771,576
Total Liabilities and Stockholders’ Equity	$5,095,243	$3,993,026

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended January 31, 2010 and 2009

(Unaudited)

	For the Three Months Ended Jan. 31, 2010 (Restated)	For the Three Months Ended Jan. 31, 2009 (Restated)	For the Nine Months Ended Jan. 31, 2010 (Restated)	For the Nine Months Ended Jan. 31, 2009 (Restated)
Royalty revenue	$ 1,580,809	$ 1,022,446	$ 3,930,967	$ 2,957,046

Operating expense
General and administrative	462,726	333,476	1,387,136	973,350
Exploration costs	772,941	-	772,941	-
Research & development	111,274	77,749	329,744	284,560

Operating income	233,868	611,221	1,441,146	1,699,136

Other income (expense)
Other income (expense)	-	-	-	2,500
Interest income	1,078	3,543	3,640	16,949
Total other income	1,078	3,543	3,640	19,449

Net income before income taxes	234,946	614,764	1,444,786	1,718,585

Provision (benefit) for income taxes	(23,615)	66,883	271,868	396,780

Net income	258,561	547,881	1,172,918	1,321,805

Plus: net loss attributable to non-controlling interests	31,939	18,979	92,470	69,424

Net income attributable to Bullion stockholders	290,500	566,860	1,265,388	1,391,229

Other comprehensive income (loss)
Change in unrealized gain (loss) on marketable securities	(5,176)	8,888	(17,607)	(17,222)
Net comprehensive income	$ 285,324	$ 575,748	$ 1,247,781	$1,374,007

Net income per share - basic and diluted	$ 0.01	$ .01	$ 0.03	$ 0.03

Weighted average shares outstanding	38,686,210	39,683,318	38,691,934	40,133,058

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2010 and 2009

(Unaudited)

	For the Nine Months Ended Jan. 31, 2010	For the Nine Months Ended Jan. 31, 2009
Cash flows from operating activities:
Net income	$1,172,918	$1,321,805
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	43,241	23,366
Amortization	23,435	23,438
Deferred income taxes	(282,869)	27,148
(Increase) decrease in royalties receivable	(271,242)	(31,276)
(Increase) decrease in income tax receivable	(2,825)	-
(Increase) decrease in payroll tax receivable	2,023	60
(Increase) decrease in prepaid expenses	11,154	4,896
(Increase) decrease in deposits	(1,000)	(1,000)
(Increase) decrease in employee advances	3,500	3,500
(Increase) decrease in interest accrued on notes	(967)	-
Increase (decrease) in income taxes payable	59,314	(218,534)
Increase (decrease) in accounts payable	(43,533)	6,149
Increase (decrease) in accrued liabilities	-	131,626
Net cash from operating activities	713,148	1,291,178

Cash flows from investing activities:
Purchase of property, plant & equipment	(699,115)	(736,062)
Issuance of notes receivable	(25,000)	(5,000)
Purchase of interest in mineral rights	(250,000)	-
Purchase of other investments	(16,434)	(8,000)
Proceeds from other assets	-	15,000
Purchase of other assets	(46,255)	-
Net cash used in investing activities	(1,036,804)	(734,062)

Cash flows from financing activities
Purchase of treasury stock	(49,240)	(210,697)
Net cash used in financing activities	(49,240)	(210,697)

Net increase (decrease) in cash	(372,896)	346,419

Cash at beginning of period	1,135,755	1,356,679
Cash at end of period	$762,859	$1,703,098
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$498,162	$588,166

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

Further, as a result of the accumulated deficit elimination associated with the quasi-reorganization, a restatement was also necessary for the retirement of treasury stock that occurred during the year ended April 30, 2009, and the nine months ended January 31, 2010.   Previously, the 2009 treasury stock retired in excess of par value of common stock was offset against additional paid-in capital (APIC) because there was no retained earnings. With the application of quasi-reorganization accounting, Bullion now has available retained earnings from which the retirement of treasury stock can be offset. Therefore, a restatement entry was made to offset retained earnings for the excess retirement of treasury stock beyond the eligible APIC.  The entry resulted in a reduction to retained earnings, and corresponding increase to APIC, of $249,077 and $407,964 as of April 30, 2009 and January 31, 2010, respectively.

The following represents the restated Statement of Stockholders’ Equity

	As of January 31, 2010	As of April 30, 2009
Common Stock
As previously reported	$ 38,694	$ 39,374
Adjustment	(8)	(8)
Restated amount	$ 38,686	$ 39,366
Additional Paid-In Capital
As previously reported	$ 3,871,310	$ 4,047,085
Adjustment	(2,443,846)	(2,602,733)
Restated amount	$ 1,427,464	$ 1,444,352
Treasury Stock
As previously reported	$ (5,507)	$ (132,722)
Adjustment	5,507	5,507
Restated amount	$ -	$ (127,215)
Retained Earnings (Accumulated Deficit)
As previously reported	$ 1,419,522	$ 154,134
Adjustment	2,438,347	2,597,234
Restated amount	$ 3,857,869	$ 2,751,368

Note 5.

Restatement Relating to Gross Versus Net Royalties

Effective January 1, 2009, the state of Nevada changed the process for collecting gold taxes.  The state of Nevada now requires the entity that extracts metals subject to a royalty to forward the gold tax to the state and then forward the remaining net royalty to the royalty holder.  Prior to January 1, 2009, the Company received the full royalty and then forwarded the gold tax to the state.  The Company’s policy is to record royalties prior to the deduction for the gold tax.  However, during the year ended April 30, 2009, and the quarter and nine months ended January 31, 2010, the Company, in error, recorded certain royalties net of the gold tax.  Revenues for the year ended April 30, 2009, and the quarter and nine months ended January 31, 2010, have been increased by $75,007, $79,040 and $195,548, respectively, to correct for this error. General and administrative operating expenses have also been increased by the same amounts to account for the gold tax expense.

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

Note 7 .

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

Note 8 .

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

Interest in Mineral Rights (continued)

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

Note 9 .

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

Note 10 .

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

In 1999, Old Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized New Bullion, and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Old Bullion exchanged rights in that company for a like number of shares in the newly organized New Bullion equal to the shares previously owned in Old Bullion, following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 27, 2006.  The reorganization was initially accounted for as a recapitalization of Old Bullion that was accounted for as a “reverse” reorganization, and the historical financial statements of the Company were those of the former operating Old Bullion.  Following discussions with the Securities and Exchange Commission, we have determined that the reorganization should be accounted for as a quasi-reorganization.  Our consolidated financial statements for the fiscal years ended April 30, 2009, and 2008, which are filed as a part of this Annual Report have been restated to give effect to the quasi-reorganization accounting treatment of the reorganization, and in the footnotes to our annual consolidated financial statements, restated consolidated quarterly financial statements for the six quarters where 10-Q Quarterly Reports were filed in the fiscal years ended April 30, 2009, and 2008 are also included  In addition to filing this amended Annual Report, we will also be filing amended 10-QA Quarterly Reports for the quarterly periods ended July 31, 2009, October 31, 2009, and January 31, 2010.  The amended Annual Report and the foregoing 10-Q Quarterly Reports are the only reports that will contain restated financial statements reflecting the quasi-reorganization accounting treatment of this reorganization.  See our 8-K Current Report dated June 3, 2010, and filed with the Securities and Exchange Commission on June 9, 2010, for a narrative discussion of the effects of the quasi-reorganization accounting treatment of the reorganization.

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

We do not expect to sell or dispose of any of our assets during the next 12 months

Results of Operations

Three Months Ended January 31, 2010, compared to the Three Months Ended January 31, 2009

Royalty revenues increased for the three months ended January 31, 2010, as compared to January 31, 2009.  We recognized  $ 1,580,809 in revenues for the three months ended January 31, 2010, compared to $ 1,022,446 during the three months ended January 31, 2009.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the three months ended January 31, 2010, were $ 462,726 compared to $ 333,476 for the three months ended January 31, 2009, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We had $772,941 in exploration costs in the three months ended January 31, 2010, compared to $0 in exploration costs in the three months ended January 31, 2009.  This increase is due to the Company reclassifying $320,000 of the interest in mineral rights to exploration costs and incurring an additional $452,941 of exploration costs, both during the quarter ended January 31, 2010.  We also had research and development expenses in the three months ended January 31, 2010, of $111,274 compared to $77,749 in the same period of 2009; the increase in research and development expenses was a direct result of the setup and operation of our oil shale research and development plant in Vernal, Utah.

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

Nine Months Ended January 31, 2010, compared to the Nine Months Ended January 31, 2009

Royalty revenues increased for the nine months ended January 31, 2010, as compared to January 31, 2009.  We recognized $ 3,930,967 in revenues for the nine months ended January 31, 2010, compared to $ 2,957,046 during the nine months ended January 31, 2009.  Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  According to Newmont, the property has reached full production.  Newmont had an unexpected shutdown in the first quarter and has since resumed full capacity operations. Variations in the quantities of ore processed from quarter to quarter are common in the industry.  Management expects that the royalty payments will continue based on the full capacity production that Newmont reached in 2007.

General and administrative expenses for the nine months ended January 31, 2010, were $ 1,387,136 compared to $ 973,350 for the nine months ended January 31, 2009, with the increase being primarily for professional fees of attorneys and accountants and public relations expenses.  We had $772,941 in exploration costs in the nine months ended January 31, 2010, compared to $0 in exploration costs in the nine months ended January 31, 2009.  This increase is due to the Company reclassifying $320,000 of the interest in mineral rights to exploration costs and incurring an additional $452,941 of exploration costs, both during the quarter ended January 31, 2010.  We also had research and development expenses in the nine months ended January 31, 2010, of $329,744 compared to $284,560 in the same period of 2009; the increase in research and development expenses was a direct result of the setup and operation of our oil shale research and development plant in Vernal, Utah.

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

Item 1A.  Risk Factors.

Not required of smaller reporting companies; however, for information on risk factors regarding us and our operations, see our 10-K A-2 Annual Report for the fiscal year ended April 30, 2009, in Part I, Item 1 A which was filed with the Securities and Exchange Commission on or about the date of the filing of this amended Quarterly Report .

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