Form 10-K
period 2010-04-30
BULLION MONARCH MINING, INC.
filed 2010-07-16
CIK 15288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-03896

BULLION MONARCH MINING, INC.

(Exact Name of Registrant as specified in its Charter)

Utah	20-1885668
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

20 North Main

St. George, Utah 84770

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The aggregate market value of the voting and non-voting common stock of the Registrant held by non-affiliates was approximately $16,963,407, based on 24,584,649 shares held by non-affiliates and the closing price of $0.69 per share for the Registrant’s common stock on the OTCBB on October 31, 2009.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Outstanding Shares

As of July 15, 2010, the Registrant had 38,686,210 shares of common stock outstanding; however, a portion of these shares are subject to cancellation if not exchanged under the reorganization with our predecessor, Bullion Monarch Mining, by September 26, 2011, as discussed under the caption “PREFATORY NOTE” below inserted before the commencement of our discussion in Part I of this Annual Report.

Documents Incorporated by Reference

None.

PREFATORY NOTE

See the “PREFATORY NOTE” below prior to the commencement of Part I, Item 1.

TABLE OF CONTENTS

PART I

6

ITEM 1.  BUSINESS

6

ITEM 1A.  RISK FACTORS

18

ITEM 2:  PROPERTIES

21

ITEM 3:  LEGAL PROCEEDINGS

36

ITEM 4:  (RESERVED AND REMOVED

37

PART II

37

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES        37

ITEM 6.  SECLECTED FINANCIAL DATA.

39

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                  39

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                                                                                    41

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

41

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                65

ITEM 9A(T):  CONTROLS AND PROCEDURES

65

ITEM 9B:  OTHER INFORMATION

65

PART III

66

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

66

ITEM 11:  EXECUTIVE COMPENSATION

71

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                           72

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                               73

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

74

PART IV

75

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

75

SIGNATURES

75

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties.  Important factors, many of which are beyond our control, could cause actual results to differ materially from those set forth in the forward-looking statements, including but not limited to the following: general economic or industry conditions, nationally and internationally; increases or decreases in the prices of metals; changes in the interest rate environment, legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital when required; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

REFERENCES

Bullion Monarch Mining, Inc., the Registrant, which is a Utah corporation (sometimes called “New Bullion” herein), is a successor to Bullion Monarch Company, a dissolved Utah corporation (sometimes called “Old Bullion” herein).  References like “Bullion,” the “Company,” “we,” “our,” “us” and words of similar import refer to us, and where applicable, include Old Bullion and its assets and liabilities, the acquisition of which, by reorganization, is discussed below under the heading “Corporate History” of the caption “Business Development.” We became the successor to these business operations, which are included in the description of our business under the caption “Business,” of Part I, Item 1.

PREFATORY NOTE

In 1999, Old Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized New Bullion, and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Old Bullion exchanged rights in that company for a like number of shares in the newly organized New Bullion equal to the shares previously owned in Old Bullion, following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 27, 2006.  The reorganization was initially accounted for as a recapitalization of the Old Bullion that was accounted for as a “reverse” reorganization, and the historical financial statements of the Company were those of the former operating Old Bullion.  Following discussions with the Securities and Exchange Commission, we have determined that the reorganization should have been accounted for as a quasi-reorganization. Accordingly, our consolidated financial statements for the fiscal years ended April 30, 2009, and 2008, were restated to give effect to the quasi-reorganization accounting treatment of the reorganization, and in the footnotes to these annual consolidated financial statements, restated quarterly consolidated financial statements for the six quarters where 10-Q Quarterly Reports were filed in the fiscal years ended April 30, 2009, and 2008, were filed with the Securities and Exchange Commission on  in a 10-KA-2 Annual Report for the fiscal year ended April 30, 2009, on June 22, 2010.  Our consolidated audited financial statements were also amended to account for the recording of certain royalties at gross versus net of gold taxes and for an adjustment relating to treasury stock, which became necessary because of the application of quasi-reorganization accounting.  In addition to filing this amended 10-KA-2 Annual Report, we also filed amended 10-QA-1 Quarterly Reports for the quarterly periods ended July 31, 2009, October 31, 2009, and January 31, 2010, on June 22, 2010.  See our 8-K Current Report dated June 3, 2010, and filed with the Securities and Exchange Commission on June 9, 2010, for a narrative discussion of the effects of the quasi-reorganization accounting treatment of the reorganization, among other information.

There are no changes to the shareholders rights, privileges or obligations under the reorganization by reason of the quasi-reorganization accounting treatment being applied to the reorganization.

.

The Securities and Exchange Commission has also determined that we were not a Rule 12g-3 “successor issuer” of Old Bullion because Old Bullion shareholders exchanged rights based upon their prior share ownership in the dissolved Old Bullion for a like number of shares of our common stock under the reorganization, rather than shares of Old Bullion, and Old Bullion had no such rights registered with the  Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, we agreed with the Securities and Exchange Commission to make the amended filings referenced above regarding our quasi-reorganization accounting treatment of the reorganization with Old Bullion and other matters indicated above, and we have agreed to file a Form 10 Registration Statement (the “Form 10”) on New Bullion thereafter. The Form 10 will be filed immediately following the filing of this Annual Report.

The Chief Counsel’s Office of the Securities and Exchange Commission has raised no objection to our continuing to file Exchange Act reports of Old Bullion until our Form 10 has been reviewed by the Securities and Exchange Commission and has become effective (which will be 60 days from its filing, assuming it is not withdrawn), and we have had a reasonable opportunity to have a broker dealer submit a Form 211 on our behalf with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for continued quotations of our common stock on the over-the-counter bulletin board (the “OTCBB”) as New Bullion.  FINRA has also indicated that it would raise no objection to the continued trading of our common stock based upon the Old Bullion reports remaining current under the Exchange Act during this process.  We cannot assure that FINRA will grant quotations of our common stock on the OTCBB or any other nationally recognized medium upon which securities are publicly-traded under New Bullion; however, all information upon which our common stock is currently publicly traded on the OTCBB under the symbol “BULM” was initially provided to FINRA and reviewed, when our Form 211 was submitted in 2007 and approved by FINRA for quotations of our common stock on the OTCBB on December 17, 2007, as New Bullion being the successor of Old Bullion.

We have confirmed with the Securities and Exchange Commission Edgar system that we can obtain a new CIK for “Bullion Monarch Mining, Inc. (New),” with an explanation that the Securities and Exchange Commission has determined that we are not a “successor issuer” of Old Bullion for purposes of Rule 12g-3, explaining the need to keep New Bullion and Old Bullion current in the filing of required Exchange Act reports to resolve the trading issues indicated above in a reasonably satisfactory matter that is fair to our shareholders and the public market for our shares of common stock.

We anticipate filing a Form 15 for Old Bullion once our common stock has been approved for quotations on the OTCBB by FINRA.  A Press Release will also be disseminated at that time to show the succession of New Bullion as the “reporting issuer,” under the same name, Cusip Number and OTCBB trading symbol, subject to FINRA’s approval.  All shares issued by us since inception; or acquired privately since inception; or traded in the public markets since we were approved for quotations of our common stock by FINRA on the OTCBB on December 17, 2007, will continue to be our shares and our shareholders; and Old Bullion rights holders who have not exchanged rights for our shares under the reorganization will continue to have the same rights of exchange each had under the reorganization with Old Bullion, subject to the five year exchange limitation provided for in the reorganization or to the close of business on September 26, 2011.

Effective September 17, 2009, Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, has been our transfer and registrar agent.  Its telephone number is 801-355-5740; and its facsimile number is 801-355-6505.

PART I

ITEM 1.  BUSINESS

Introduction

Bullion Monarch Mining Inc. is a gold-focused royalty company with additional interests in oil-shale technology and other assets.  We seek to acquire existing mineral royalties or to finance mining projects that are in production or in development stage in exchange for royalty interests or a participating interest. We are engaged in a continual review of opportunities to create new royalties or participating interests through the financing of mine development or exploration, or to acquire companies that hold royalties. The majority of our current revenues are derived from a high-quality royalty claim block located in Northeastern Nevada’s Carlin Trend.  We also have an interest in various mineral assets in North and South America in the exploration and development stages, which have the potential to generate future royalty or other revenues.

We are also developing a process through our  subsidiary, EnShale Inc. (“EnShale”), which we believe can extract the oil content from oil shale on a commercially reasonable and economically beneficial basis.

Our management’s goal is to establish a self-funded natural resource company focused on exploring for and developing world class gold opportunities.  We internally fund our oil shale technology subsidiary, EnShale, as well as ongoing gold exploration projects. Bullion Monarch benefits from its royalty stream, presently generating in excess of $5,000,000 annually, and we are working to monetize our substantial oil-shale assets through EnShale.

Our royalty portfolio generates high-margin free cash flow with lower exposure to operating and capital costs than operating companies.  Our portfolio also provides for direct leverage to commodity prices and the exploration potential of world-class ore deposits and mineral exploration trends where we have existing royalty interests. We believe that a diverse portfolio of royalty interests provides our shareholders with a higher risk-adjusted return through the commodity cycle than direct operating interests in mining properties.

Business Development

Events Subsequent to Fiscal Year Ended April 30, 2010

During June, 2010, we entered into a binding term sheet (“Chihuahua Term Sheet”) relating to certain mining rights located in Chihuahua, Mexico.  The Chihuahua Term Sheet provides that upon our receipt of documentation to establish, among other conditions, that the subject property is free and clear of all liens and tax assessments and that ownership is fully vested in the contracting parties, that we will make a $100,000 payment for the right to conduct exploration activities on the subject property for a period of six months or until November 30, 2010.  We made a $50,000 exploration right payment on execution, which is fully refundable if we do not receive the required title and lack of lien and tax assessment verification information, among other conditions.  We, in our sole discretion, will have the right to continue exploration activities by payment of $100,000 at six month intervals, through May 31, 2012, at which time our payment requirements increase for each successive period.  These payments may be applied toward a $5,000,000 purchase price on the subject property.  During the exploration period, the subject property owners retain the right to seek other exploration and purchase offers; however, we have a right of first refusal to match any other exploration or purchase offer received.

Fiscal Year Ended April 30, 2010

The following events were announced by us or occurred during the fiscal year ended April 30, 2010:

•

Dourave Mineracao E Exploracao Mineral Ltda (“Dourave Brazil”), our joint venture partner (as defined below), had commenced a 3000 meter diamond exploratory drilling program to various depths on its Bom Jesus project in Northern Brazil (April 5, 2010).  See our 8-K Current Report dated April 5, 2010, which was filed with the Securities and Exchange Commission on April 6, 2010, for additional information, along with the heading “Dourave Brazil-Bullion Joint Venture Partnership” below under the caption “Business” of this Item 1.

•

Our continuing program to repurchase up to USD$1,000,000 of our outstanding common stock for cash, from time to time, in the open market (February 11, 2010).  See our 8-K Current Report dated February 11, 2010, which was filed with the Securities and Exchange Commission on February 11, 2010, for additional information.

•

Encouraging preliminary exploration results on the Bom Jesus project and our maximum commitment of USD$2,000,000 for exploration of the properties that are the subject of this project for a 33.3% interest in the project.  See our 8-K Current Report dated December 21, 2009, which was filed with the Securities and Exchange Commission on December 21, 2009, for additional information, along with the heading “Dourave Brazil-Bullion Joint Venture Partnership.”

•

Our Board of Directors unanimously resolved to appoint John DeMara to our Board of Directors (November 19, 2009).  Mr. DeMara was appointed to fill the vacancy created by the resignation of Rex L. Franson on October, 31, 2009.  See our 8-K Current Report dated September 15, 2008, which was filed with the Securities and Exchange Commission on September 18, 2008, for additional information.

•

We increased our ownership to 10% interest in Gold Mountain Exploration and Development, Inc. (“Gold Mountain”), which owns a 50% interest of Gold Mountain Oregon, LLC (November 12, 2009).   See our 8-K Current Report dated November 12, 2009, which was filed with the Securities and Exchange Commission on November 12, 2009, for additional information.

•

We named Barrick Goldstrike Mines (“Barrick Goldstrike”) and Barrick Gold Corporation (“Barrick Gold Corporation”) as defendants in our pending litigation against Newmont USA Limited (“Newmont”) regarding unpaid royalties from a 256 square mile of interest in the renowned Carlin Gold Trend in Northeastern Nevada (the “Area of Interest”) (July 16, 2009).  See our 8-K Current Report dated July 16, 2009, which was filed with the Securities and Exchange Commission on July 16, 2009, for additional information.  We eventually determined to only name Barrick Goldstrike in this litigation; however, the litigation has now been bifurcated into two separate actions, one against Newmont and one against Barrick Goldstrike, so that the latter action would not interfere with the progress of our previously filed action against Newmont.  Also see Part I, Item 3, below, for further information on these actions.

•

We had successfully repurchased 165,000 and retired 678,800 shares of our common stock during 2010 compared to our repurchasing 1,550,300 and retiring 1,080,000 during 2009.  See our 8-K Current Report dated July 6, 2009, which was filed with the Securities and Exchange Commission on July 7, 2009, for additional information.

•

We executed and delivered a Letter of Intent to enter into a Joint Venture Agreement with Dourave Mining and Exploration, Inc. (May 7, 2009).  See our 8-K Current Report dated May 10, 2009, which was filed with the Securities and Exchange Commission on May 13, 2009, for additional information.

•

We completed the fabrication of EnShale’s pre-production, oil shale processing plant, and it was transported to our industrial property located in Vernal, Utah (May, 2009).

The following events were announced by us or occurred during the fiscal year ended April 30, 2009:

Fiscal Year Ended April 30, 2009

•

We purchased an industrial parcel of real property in Vernal, Utah, which is strategically located for our planned EnShale operations and which has all required utilities readily available.  We purchased 5.01 acres at a total price of $140,000.  Our pre-production oil shale processing pilot plant, which was completed in May, 2009, has been transported to this sight for testing of its capabilities.  See the heading “EnShale” of the caption “Business” below of this Item 1, for additional information.

•

 On April 28, 2009, the United States District Court, District of Nevada, denied Newmont’s Motion for Judgment on the Pleadings by which Newmont claimed that a 1993 Nevada court proceeding and judgment invalidated or adjudicated our royalty interest in any of the properties covered by our May 10, 1979 Agreement respecting certain mining properties located in the Lynn Mining District of Eureka County, Nevada (the “Leeville/East Ore Mine Agreement”), including the Area of Interest, which is the subject of our legal action against Newmont (March  9, 2009 [and now Barrick Goldstrike]).  See our 8-K Current Report dated March 4, 2009, which was filed with the Securities and Exchange Commission on March 9, 2009, for additional information, and Part I, Item 3, below, for further information on these actions.

•

At our Annual Meeting of Shareholders held November 7, 2008, our shareholders voted to re-elect the current members of our Board of Directors and ratify the appointment of Mantyla McReynolds, LLC (“Mantyla McReynolds”) as our independent registered public accounting firm for the fiscal year ended April 30, 2009.  Of the 21,832,305 votes cast, 1,000 shares voted against the re-election of each director and against the ratification of Mantyla McReynolds; 10,140 shares abstained from voting on the ratification of Mantyla McReynolds; and the remaining shares voted in favor of each member of our Board of Directors and in favor of the ratification of Mantyla McReynolds.  See our 8-K Current Report dated November 7, 2008, which was filed with the Securities and Exchange Commission on November 14, 2009, for additional information.

•

Our Board of Directors unanimously resolved to appoint Larry L. Anderson, PhD, to serve on our Board of Directors (September 15, 2008).  Dr. Anderson was appointed to fill the vacancy created by the resignation of Wayne E. Pearce on July 1, 2008.  See our 8-K Current Report dated September 15, 2008, which was filed with the Securities and Exchange Commission on September 18, 2008, for additional information.

•

We elected to self fund our EnShale owned oil shale technology demonstration project in order to reduce dilution to our shareholders by the issuance of additional shares of our common stock to fund this project and as a tax planning strategy to better use our reserves (August 18, 2008).  See our 8-K Current Report dated August 18, 2008, which was filed with the Securities and Exchange Commission on August 19, 2008, for additional information.

•

We had begun construction on a pre-production demonstration plant to extract oil from oil shale using EnShale’s patent pending extraction process that uses coal gasification, a clean coal technology, as a heat source, and horizontal kilns (June 19, 2008).   See our 8-K Current Report dated June 19, 2008, which was filed with the Securities and Exchange Commission on July 31, 2008, for additional information.

•

We increased our ownership to 80% of EnShale by exchanging all of our oil shale mineral leases on Utah State Institutional Trust Land in Eastern Utah’s Uintah County (the “SITLA Oil Shale Leases”) (June 16, 2008).  See our 8-K Current Report dated June 16, 2008, which was filed with the Securities and Exchange Commission on June 17, 2008, for additional information.

Fiscal Year Ended April 30, 2008

The following events were announced by us or occurred during the fiscal year ended April 30, 2008:

•

Our Board of Directors had authorized the use of up to $1,000,000 for open market purchases of our shares of common stock, with the funds for this program to come from our cash flow (January 24, 2008).  See our 8-K Current Report dated January 24, 2008, which was filed with the Securities and Exchange Commission on January 24, 2008, for additional information.

•

We had formed a business relationship with our technical advisors, Emery Energy Company, LLC (“Emery Energy”), and the Idaho National Laboratory, a Division of the U. S. Department of Energy (March 19, 2008).  The announcement indicated that the Idaho National Laboratory had finished its analysis and modeling of our patent pending process of extracting oil from oil shale owned by EnShale.  See our 8-K Current Report dated March 19, 2008, which was filed with the Securities and Exchange Commission on March 20, 2008, for additional information.

•

We commenced legal action against Newmont to collect additional royalties we believe were owed to us pursuant to the Leeville/East Ore Mine Agreement (April 30, 2008).  See our 8-K Current Report dated April 28, 2008, which was filed with the Securities and Exchange Commission on April 30, 2009, and Part I, Item 3, below, for additional information.

Fiscal Year Ended April 30, 2007

The following events were announced by us or occurred during the fiscal year ended April 30, 2007:

•

The Fairness Hearing to reorganize the dissolved Old Bullion with the newly organized New Bullion was conducted by the Utah Division of Securities on September 27, 2006.  The Utah Division of Securities approved the reorganization and issued a Permit Authorizing Issuance of Securities on that date.  See our 10-KSB Annual Report for the fiscal year ended April 30, 2006, which was filed with the Securities and Exchange Commission on September 19, 2007, for additional information.

Corporate History

The following are material developments in our corporate history since inception:

•

Old Bullion was incorporated in the State of Utah on May 13, 1948, under the name “Bullion Monarch Mining Company.”

•

Old Bullion changed its name to “Bullion Monarch Uranium Company” on September 20, 1954, and to “Bullion Monarch Company” on November 28, 1966.

•

It acquired by merger MM&S, effective March 3, 1969.

•

It was administratively dissolved by the State of Utah on August 1, 1999.

•

Old Bullion’s Board of Directors organized “Bullion Monarch Mining, Inc.” under the laws of the State of Utah on November 16, 2004.

•

The Third Judicial Court in and for Salt Lake County, State of Utah, approved a reorganization between the dissolved Old Bullion and the newly organized Bullion Monarch Mining, Inc. (New Bullion), on March 31, 2005, subject to a Fairness Hearing to be conducted by the Utah Division of Securities.

•

The Utah Division of Securities conducted a Fairness Hearing on the reorganization and approved the reorganization on September 27, 2006.

•

The Utah Division of Securities issued a Permit Authorizing Issuance of Securities No. 001-6729-21 on September 27, 2006, authorizing New Bullion to issue its shares in consideration of the exchange of the rights of Old Bullion shareholders to a like number of shares in New Bullion.

The reorganization was initially accounted for as a recapitalization of Old Bullion; however, our Board of Directors adopted resolutions on June 3, 2010, approving quasi-reorganization accounting of the reorganization, commencing from the date of the Fairness Hearing, or September 27, 2006, the date that it was determined that all conditions of the reorganization with Old Bullion had become binding and were resolved and completed.  The adoption of these resolutions followed a lengthy dialogue with the Securities and Exchange Commission, which is outlined in the “PREFATORY NOTE” inserted above before the commencement of our discussion in Part I of this Annual Report.  The net effect of applying quasi-reorganization accounting to the our consolidated balance sheet at September 27, 2006, was to write off our previously recorded $214,500 deferred tax asset against equity; write off $539,245 of debt payable to shareholders/members of management against equity; remove $5,507 of treasury stock against equity; and eliminate our accumulated deficit through an adjustment to additional paid-in capital.  The net effect of applying quasi-reorganization accounting to our consolidated financial statements for periods subsequent to September 27, 2006, was to record the realization of the $519,757 net operating loss accumulated prior to September 27, 2006, as a direct addition to additional paid-in capital.   See our 8-K Current Report dated June 3, 2010, which was filed with the Securities and Exchange Commission on June 9, 2010, for a narrative discussion of the effects of the quasi-reorganization accounting treatment of the reorganization, among other information.

The last five bulleted items above were the result of the dissolution of Old Bullion for its failure to timely file an annual report with the Utah Department of Commerce.  Under the Utah Revised Business Corporation Act, Section 16-10a-1422, corporations are given two years within which to reinstate after an administrative dissolution.  Old Bullion and members of its management were not aware that Old Bullion had failed to file its annual reports as required or that it had been dissolved and because of this lack of awareness, Old Bullion failed to reinstate its corporate existence within the required statutory two year period and thereafter had no right to administratively reinstate its corporate status.  The entire process of the last four bulleted items was required because without this procedure or the filing of a registration statement by the newly formed New Bullion discussed in the sixth bulleted item covering the exchange of its shares of common stock for rights of former shareholders of Old Bullion, the issuance of the shares of New Bullion would have violated the registration provisions of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), and similar applicable provisions of the Utah Uniform Securities Act, Utah Code Section 61-1-1, et. seq.  This reorganization was the only viable method by which to reorganize and reclassify Old Bullion substantially as it was prior to its dissolution.  The reorganization basically placed the former shareholders of the dissolved Old Bullion in the same positions they were in prior to dissolution, provided, however, that each Old Bullion’s shareholders shares issued in New Bullion and any rights in Old Bullion were subject to cancellation if any such shareholder fails to exchange previously owned stock certificates in Old Bullion for the New Bullion shares within five years of the date of the Fairness Hearing or by September 26, 2011.  The total number of shares of common stock subject to this cancellation provision at April 30, 2010, and 2009, is, respectively, as follows: 5,932,878 shares at fiscal year end April 30, 2010; and 6,115,954 shares at fiscal year end April 30, 2009.  See our 10-KSB Annual Report for the fiscal year ended April 30, 2006, for documentation regarding the reorganization and related matters, which was previously filed with the Securities and Exchange Commission on September 19, 2007.

Our former transfer agent, terminated on September 17, 2009, advised us that it had conducted various procedures to find our lost shareholders.  We published notices in at least two areas where there was a concentration of shareholders’ addresses at the time the reorganization was presented to the Old Bullion shareholders in the mailing of an Information Statement authorized and reviewed by the Utah Division of Securities.  Our current transfer agent, Colonial Stock Transfer, for which contact information can be found at the end of the “PREFATORY NOTE” inserted above before the commencement of our discussion in Part I of this Annual Report, will conduct additional searches following receipt of returned envelopes following our future mailings to shareholders.  These procedures, among others, are required under Rule 240.17 Ad-17 of the Securities and Exchange Commission governing transfer agents obligations to search for lost shareholders.  We intend to continue to take reasonable efforts to find any lost shareholders of Old Bullion that have not exchanged their rights in Old Bullion for shares of New Bullion, among other methods of notice that may further alert these shareholders to the consequences of losing their rights to share ownership in New Bullion by not exchanging these rights by September 26, 2011.

               Business

Bullion Monarch Mining Inc. is a gold-focused royalty company with additional interests in oil-shale technology and other assets.  We seek to acquire existing royalties or to finance projects that are in production or in development stage in exchange for royalty interests or a participating interest. We are engaged in a continual review of opportunities to create new royalties or participating interests through the financing of mine development or exploration, or to acquire companies that hold royalties. The majority of our current revenues are derived from a high-quality royalty claim block located in Northeastern Nevada’s Carlin Trend.  We also have an interest in various assets in North and South America in the exploration and development stages, which have the potential to generate future royalty or other revenues.

We are also developing a process through our  subsidiary, EnShale, which we believe can extract the oil content from oil shale on a commercially reasonable and economically beneficial basis.

Our management’s goal is to establish a self-funded natural resource company focused on exploring for and developing world class gold opportunities.  We internally fund our oil shale technology subsidiary EnShale, as well as ongoing gold exploration. Bullion Monarch benefits from its royalty stream, presently generating in excess of $5,000,000 annually, and we are working to monetize our substantial oil-shale assets through EnShale.

Our royalty portfolio generates high-margin, free cash flow with lower exposure to operating and capital costs than operating companies.  Our portfolio also provides for direct leverage to commodity prices and the exploration potential of world-class ore deposits and mineral exploration trends where we have existing royalty interests. We believe that a diverse portfolio of royalty interests provides our shareholders with a higher risk-adjusted return through the commodity cycle than direct operating interests in mining properties.

Newmont’s Leeville mine on which we are receiving a continuing 1% gross smelter return royalty is currently in full production.  Royalty payments from this mine are projected to continue for 10 plus years, based upon estimates publicly disseminated by Newmont. We continue to receive small royalty payments from Newmont from production on its East Ore Body Mine.  Newmont has not publicly disclosed any material information about the life or operations of its East Ore Body Mine, and we have no means to estimate the amount we may receive in these royalties or how long these royalty payments might continue.  We also have a royalty interest in our North Pipeline placer mine, operated by Nevada Rae Gold, Inc. (“Nevada Rae Gold”), a mining operation which is in a start-up production phase.  The mine is projected to produce 2,400 yards of alluvial material per day.  We are entitled to receive a minimum royalty of $0.50 per yard or a 4% net royalty, whichever is greater.  See the heading “Royalty Properties” of this Item 1, below, for further information on these royalties.

On January 10, 2006, we acquired, through EnShale, a non-exclusive right to certain technology covered by U.S. Patent No. 6,709,573.  The patented technology covers a process for the extraction of oil from oil shale.  This patent was issued on March 23, 2004, and will be in effect until March 23, 2021.  EnShale engaged Emery Energy and Utah Fabrication to further design, develop and construct a demonstration plant to test this technology and other technology we have developed for the potential commercial production of oil from oil shale on an economically beneficial basis.  Our pre-production oil shale processing pilot plant was completed in May, 2009, and we purchased approximately five acres of industrial property in Vernal, Utah, where our pilot plant has been constructed for testing of its design and production capabilities to produce oil from oil shale.  This site is strategically located for our planned EnShale operations, is easily accessible by primary roads and has all utilities readily available.  EnShale is presently in the process of reviewing funding options, including debt and equity financing, to take the plant to the commercial production phase if testing results demonstrate commercial viability.  Our management believes that EnShale has accomplished a major break through in the development of technology for the commercial processing and extraction of oil from oil shale.  EnShale has filed for patent protection on our proprietary technology with both United States and international patent authorities.  It is believed by us that the materiality of the License Agreement will substantially decrease with the issuance of a patent to us resulting from this filing.  See the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration,” below under this Item 1.

Combined with our interest in oil shale extraction technology, on December 1, 2005, we leased mineral rights from the State of Utah on approximately 4,650 acres of state owned land in Eastern Utah referenced herein as the SITLA Oil Shale Leases, which are presently held by EnShale.  The leased parcels are designated by the State of Utah to have oil shale beds containing varying amounts of oil.  Our total initial purchase price for the acreage, comprising five separate leases, was $9,669.  Each lease is for a term of 10 years and requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.   See Part I, Item 3, and Note 6 of our consolidated financial statements for additional information on the leases and the required royalty payments necessary to keep these leases in effect.

Our management believes that oil shale development is a mining project, where oil shale has to be mined and processed, as is typical in mining projects.  Management sees a need to develop this resource to enable the United States to become less dependent on foreign oil.

We have earned an additional 9% interest in Gold Mountain by payment of $16,435 in fiscal 2010, increasing our stock ownership to 10% of its outstanding voting securities.  During the past year, Gold Mountain has met with and provided information about this property to several parties with a prospective interest in purchasing it for the purpose of conducting further exploration, to the end of developing and producing gold from any deposits found to exist that can be commercially produced.  Despite the interest expressed by third parties, no arrangements of understandings have been reached regarding this property, and there are no current plans with us for exploration or production of Gold Mountain’s Sumpter, Oregon, mining property with  Gold Mountain.

We have no present specific plans to develop our other mining or mineral properties described herein; however, we will continue to evaluate the development possibilities for these properties.

Our management believes that the environment for development of natural resources is strong, and we look forward to future growth and profitability.

EnShale Ownership and Demonstration and Testing Plant Status

The following table indicates the current ownership of EnShale:

                               EnShale Ownership

Stock Ownership of EnShale, Inc.

Title Of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Bullion Monarch Mining, Inc. (1)	32,000,000	80.0%
Common Stock	R. Don Morris (2)	1,680,000	4.2%
Common Stock	James A. Morris (2)	400,000	1.0%
Common Stock	Robert D. Morris (2)	1,200,000	3.0%
Common Stock	Peter F. Passaro (2)	400,000	1.0%
Common Stock	Wayne E. Pearce (2)	1,400,000	3.5%
Common Stock	Rex L. Franson (2)	1,720,000	4.3%
Common Stock	Merrill C. Fisher (2)	1,200,000	3.0%
Total		40,000,000	100%

(1)

12,000,000 shares acquired in exchange for License Agreement acquired for $400,000 on January 10, 2006, or approximately $0.033 per share; and 20,000,000 shares acquired for the transfer of rights that we owned in our SITLA Oil Shale Leases on Utah State Institutional Trust Land in Eastern Utah’s Uintah County.  We acquired the five oil shale mineral leases exchanged for these shares from the State of Utah, on December 1, 2005, and transferred them to EnShale in June, 2008.  The SITLA Oil Leases were acquired for an aggregate of $9,669, which was the required minimum bid. See the heading “Other Properties” below in this Item I, and Part I, Item 3, for additional information about these leases.

(2)

Acquired March 10, 2006, for services rendered of an aggregate value of $264,000 or approximately $0.033 per share.

Pilot Plant Status

We have completed the construction of a demonstration and testing plant to test the design of our patent pending process of extracting oil from oil shale.  This process was developed by EnShale and several technology partners, including Emery Energy and Utah Fabrication with Aspen modeling engineering analysis done by the Department of Energy’s Idaho National Laboratory.  EnShale is now making onsite refinements to the plant in order to optimize performance.  EnShale will use this demonstration and testing plant to evaluate numerous aspects of its technology, including oil and gas quality, heat balances, recovery optimization, emissions and processing efficiency.

 We have expended approximately $4,019,253 on plant construction and research and development expenses related to plant construction as of fiscal year ended April 30, 2010.   Minimal revenues are expected from the operation of the demonstration and testing plant.  Current and immediate funding requirements of the plant and planned refinements and testing are anticipated to be provided from our current royalty revenue sources.

Royalty Properties

Newmont Bullion Royalty Claim Block

                  Leeville Mine:  This property is currently being mined by Newmont, and we are receiving a continuing 1% gross smelter return royalty by virtue of the May 10, 1979, Leeville/East Ore Mine Agreement referenced above, a copy of which is attached hereto and incorporated herein by reference.  See Part IV, Item 15. The area covered by the Leeville East/Ore Mine Agreement is within an area estimated by Newmont to currently have a production capacity of 10 plus years.  Production in 2010 has been estimated by Newmont to increase from 450,000 tons to 500,000 tons per year; and the average grade of gold mined in 2009 was approximately .43 ounces per ton.  Also, see Part 1, Item 3, regarding our litigation against Newmont and Barrick Goldstrike regarding our claimed royalties in areas surrounding the mining property covered by the Leeville/East Ore Mine Agreement.

                  East Ore Body Mine: This property is currently being mined by Newmont, and we are receiving a continuing 1% gross smelter return royalty by virtue of the May 10, 1979, Leeville/East Ore Mine Agreement referenced above. The East Ore Body Mine continues to produce small amounts of gold attributable to our royalty.  During the year ended April 30, 2010, royalties to us from this mine totaled approximately $48,000.  Mine life and future production information are unavailable from Newmont at this time.

North Pipeline:  Currently, an unaffiliated mining company, Nevada Rae Gold, has been given rights to mine gold from the placer deposits (the top gravel layer) on this property.  We have an advanced guaranteed royalty of $22,500 minimum per year.  The production royalty is $0.50 per yard of ore processed or 4% of net profit, whichever is greater. No estimates have been made on the mineral deposits on the land; however, we have had numerous inquiries into the possibility of further exploration and drilling of the hard rock potential of this gold property, and management is also contemplating our own exploration program for this project.

Maggie Creek: The property is controlled by Newmont, and we currently owns a 3% net smelter return royalty interest in this property.  We have no rights or obligations to conduct mining operations on this property, and we have no knowledge of any planned operations on this property by Newmont.

See Part I, Item 2, for additional information about these properties, their description, location, access and royalties, among other information.

Dourave-Bullion Joint Venture Partnership Properties

On May 7, 2009, we entered into a Letter of Intent with Dourave Mining and Exploration, Inc. (“Dourave Canada”), under which we (Bullion Monarch Mining, Inc.) would acquire a 33.33% non-operating interest in a joint venture company.  This company would be formed under terms of the permanent agreement which was finalized in June, 2010.  The agreement sets out the conditions whereby we (Bullion) would expend a maximum of $2,000,000 U.S., to satisfy the terms of the agreement and have earned a 33.3% interest in the limited partnership which holds the rights to the Bom Jesus and Bom Jardim properties. The ownership of the limited partnership is a 33.33% non-controlling interest held by Bullion Monarch Mining, Inc., with the controlling 66.66% interest owned by Dourave Canada and its subsidiary, Dourave Brazil.  We also have the right to convert our 33.33% interest to a 4.5% net smelter return royalty defined in the joint venture documents that are filed as Exhibits to this Annual Report, among other provisions.

Bom Jesus: This property is located in the Para region of Brazil.  It is accessible by air or river transportation year round.  This property is being explored by our Dourave Brazil-Bullion Joint Venture Partnership and is subject to the various agreements between the parties that are discussed above.  Under terms of the various staged agreements on this property, Bullion made a commitment to invest up to $200,000 in this property and fund up to $1,800,000 in exploration between this property and the Bom Jardim property.  Dourave Brazil’s management decided to focus the majority of the exploration efforts on the Bom Jesus property.  We had forwarded $1,593,235 as of April 30, 2010, which has been recorded in our consolidated statement of income in our consolidated financial statements as loss from joint venture.  Our total unpaid funding commitment at April 30, 2010, totaled $406,765, which is expected to be paid-in-full by August, 2010.   Dourave has completed its initial phase of exploration on the Bom Jesus property, which included: geochemical and geophysical exploration and a 2212.05 meter diamond drilling program spread over various drilling locations on the property.  Its focus was to determine the source of coincident geochemical, geophysical and geological anomalies and the potential for an economic gold and polymetallic resource.  The results of the exploration conducted to date are currently being analyzed.

Bom Jardim:  This property is also located in Para region of Brazil.  The property is also accessible by air or river transportation year round.  This property is being explored by our Dourave Brazil-Bullion Joint Venture Partnership and is the subject of the various agreements between the parties that are discussed above.   Of the $1,593,235 Bullion had paid to Dourave Brazil or invested in the Dourave Brazil-Bullion Joint Venture Partnership as of April 30, 2010, approximately $500,000 had been allocated to exploration work on this property.  As of June 2010, Dourave Brazil had conducted geochemical and geophysical surveys on the Bom Jardim property, which are currently being analyzed for a potential diamond drilling program in the future

See Part I, Item 2, for additional information about these properties, their description, location, access and royalties, among other information.

Other Properties

Ophir:  No operations have been commenced on this property; we have no present plans to develop this mining property; and no estimates have been made or are planned, regarding determining the reserves on this property. However, we have had discussions with Kennecott and other firms that have shown interest in exploring this property.

See Part I, Item 2, for additional information about this property, its description, location, access and royalties, among other information.

EnShale SITLA Oil Shale Lease Properties:

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

See Part I, Item 2, for additional information about these properties, their description, location, access and royalties, among other information.

Distribution Methods of the Products or Services

We presently provide no services and own no products; however, we have acquired and are in the process of developing certain technology for the commercial extraction of oil from oil shale and have completed the construction of a pilot plant to test the efficacy of this technology.  This technology is currently in the research and development stage, and substantial additional funding and testing will be required to determine whether this technology is capable of producing extracting oil from oil shale on a commercially reasonable and economical basis. Commercial production will also be subject to compliance with applicable federal and state laws, rules and regulations concerning the extraction of oil from oil shale, including but not limited to environmental laws, rules and regulations.  See the heading “EnShale Ownership and Pilot Plant Status” above under this Item 1.

We are a natural resource company engaged in acquiring, exploring, leasing, joint venturing and selling mining properties.  We continue to actively pursue our long-held corporate strategy of exploring and acquiring land positions in close proximity to major mining operations and/or properties with known deposits, for development with joint-venture partners or sale to third parties.  We locate and explore potential properties, with the idea of developing them to the point of production, while turning over the day to day operation to independent third parties

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

We compete with mining companies for the acquisition of new mining properties. We have limited resources when compared with larger royalty, mining and exploration companies and most companies with which we compete have substantially greater resources, personnel and expertise.  Our competitive position in this industry is not considered to be significant.  However, the demand for precious metals is such that once a metal is produced it can be sold at an established market price which has made the exploration and production of such mineral resources, while highly speculative, highly lucrative.

Some major competitors in our gold royalty business include: Royal Gold, Silver Wheaton and Franco Nevada.  OSEC IDT Corp. and Red Leaf are small companies that compete with our subsidiary, EnShale, in the development and use of oil shale extraction technology.  Exxon Mobil Corp., Chevron Corp. and Royal Dutch Shell are large companies that will be our competitors in the extraction of oil from oil shale.  Our competitive position in this industry is also not presently considered to be significant; however, that could change if our oil shale extraction process currently being developed and tested proves to be economically and commercially viable.

Dependence on One or a Few Major Customers

We have no customers; however, most all of our current revenues received are derived from our 1% royalty interest in Newmont’s Leeville/East Ore Mine under our Leeville/East Ore Mine Agreement.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

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

.

We also have a royalty agreement with Nevada Rae Gold on our North Pipeline mine property, pursuant to a contract entered into in September, 2003, for the mining rights of the surface gravel.   The contract calls for a guaranteed annual advanced royalty of $22,500 minimum per year.  The production royalty is $0.50 per yard of ore processed or 4% of net profits, whichever is greater.  We have retained all rights to the hard rock minerals in the North Pipeline property

See the headings “Royalty Properties,” Dourave-Bullion Joint Venture Partnership Properties and “Other Properties” above, under this Item 1, and Part I, Item 2, for additional information about these properties, their description, location, access and royalties, among other information.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

General Mining and Oil Shale Requirements

All of our United States mining and exploration and development activities and oil shale extraction operations, if our technology proves commercially viable, will be subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive.

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

Securities and Exchange Commission and Sarbanes/Oxley Act

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K; however, since the Securities and Exchange Commission has indicated that we are not be a “Section 12g-3 successor issuer” of Old Bullion under the Exchange Act, we will file a Form 10 Registration Statement under Bullion Monarch Mining, Inc.

(New). See the caption “PREFATORY NOTE” inserted above before the commencement of our discussion in Part I of this Annual Report.

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

Research and Development Costs During the Last Two Fiscal Years

We respectively expended $451,733 and $382,578 for during the fiscal years ended April 30, 2010, and 2009, on research and development related to the process of extracting oil from oil shale..

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

We currently have eight employees, six of which are full-time employees.

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

The requirements of being a public company may strain our resources and distract management.  As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act.

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

No established market for common stock.  Although our common stock is quoted on the OTC Bulletin Board of FINRA under the trading symbol “BULM,” there is currently no “established trading market” for our shares, and there can be no assurance that such a market will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.

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

ITEM 2:  PROPERTIES

Real Properties and Facilities

Office Building:  We own a 1,850 square foot office building, purchased in August 2005, for $175,000.  This building is used by us for our executive offices.  The building is located at 299 East 950 South, Orem, Utah.

Business Building: On May 22, 2008, we acquired certain real property in the Vernal, Utah, area, for use by our majority-owned subsidiary, EnShale, as office facilities. The property was purchased for $317,900 and is comprised of approximately 2,000 square feet of finished interior, with an additional 1,500 available to be finished.

Industrial Property: On March 11, 2009, we purchased an industrial parcel of real property in Vernal, Utah, which is strategically located for our planned EnShale operations and which has all utilities readily available.  This property will be used to test our oil shale demonstration and testing plant, and subsequently, will house our full production facility, if our technology proves to be efficacious for the commercial and economic extraction of oil from oil shale. We purchased 5.01 acres at a total price of $140,000.

Royalty Properties

Newmont Bullion Royalty Claim Block

                Leeville Mine:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved pavedi roads.  The property is currently being mined by Newmont, and we are receiving a continuing 1% gross smelter return royalty. The Leeville claims are owned by Newmont, and we retain a royalty interest.  The total claim responsibility for these claims lies with Newmont. Reserve estimates on this property, according to data published by Newmont are 2.3 million ounces.

We have claimed that this 1% royalty as defined in the May 10, 1979, Leeville/East Ore Mine Agreement also applies to an area of interest that contains the Sections and Townships listed below approximately encompassing the area eight (8) miles in a northerly direction, eight (8) miles in a southerly direction, eight (8) miles in an easterly direction and eight (8) miles in a westerly direction from Section 10, Township 35 North, Range 50 East, M.D.B. & M., Eureka County, Nevada.  See Part I, Item 3, regarding our litigation with Newmont and Barrick Gold Strike.  We believe the following accurately describes this area of interest, more or less.

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

Township 34 North, Range 51 East Sections 3-10 and 15-22

Township 35 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 36 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 37 North, Range 51 East Sections 31-34

                   East Ore Body Mine:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads. The property is currently being mined by Newmont, and we are receiving a continuing 1% gross smelter return royalty.  The East Ore Body Mine claims are owned by Newmont, and we retain a royalty interest.  The total claim responsibility for these claims lies with Newmont. Reserve estimates on this property, if any, are not available to us. We have claimed that this 1% royalty as defined in the May 10th 1979 Leeville/East Ore Mine Agreement also applies to an area of interest that contains the Sections and Townships listed below approximately encompassing the area eight (8) miles in a northerly direction, eight (8) miles in a southerly direction, eight (8) miles in an easterly direction and eight (8) miles in a westerly direction from Section 10, Township 35 North, Range 50 East, M.D.B. & M., Eureka County, Nevada.  See Part I, Item 3, regarding our litigation with Newmont and Barrick Gold Strike.  We believe the following accurately describes this area of interest, more or less.

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

Township 34 North, Range 51 East Sections 3-10 and 15-22

Township 35 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 36 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 37 North, Range 51 East Sections 31-34

Nevada map with the Leeville Mine, East Ore Body Mine, North Pipeline property and Maggie Creek property locations

Leeville Maggie Claims
N. Pipeline
GREAT BASIN
NEVADA
Denio
McDermitt
Upper Lake
Middle Alkali Lake
Black Rock Desert
Santa Rosa Range
Independence Mts
Humboldt R
Winnemucca
Battle Mountain
Carlin
Elko
Wells
Wendover
80
Pyramid Lake
Trinity Range
Lovelock
Stillwater Range
Carson Sink
Fernley
Reno
Sparks
Virginia City
Carson City
Fallon
Shoshone Mts
Austin
Toiyabe Range
Eureka
Ruth
Ely
Egan Range
Schell Creek Range
Snake Ra
Wheeler Pk 13063
Yerington
Schurz
Gardnerville
Walker Lake
Mt Grant 11239
Hawthorne
Round Mountain
Monitor Range
Hot Creek Range
Grant Range
Mono Lake
Boundary Pk 13140
Tonopah
Pioche
Panaca
Caliente
Yosemite Village
Mariposa
Bishop
White Mts
Owens R
Pahute Mesa
Madera
Clovis
Independence
Beatty
St George
15
Indian Springs
Sheep Range
Overton
Lake Mead
Lone Pine
Mt Whitney 14494
Owens Lake
Death Valley
Panamint Range
Amargosa Range
Charleston Pk 11918
North Las Vegas
Las Vegas
Henderson
Boulder City
CALIFORNIA
SIERRA NEVADA
Visalia
Tulare
Porterville
Kern River
Delano
Trona
Ridgecrest
5
Wasco
Oildale
Bakersfield
Lake Mohave
Bullhead City
Taft
Tehachapi
Mojave
MOJAVE DESERT
Barstow

Locations of the Leeville Mine, East Ore Mine, North Pipeline property and Maggie Creek property in Central Nevada

Location of Leeville Mine, East Ore Body Mine

East ore body and Leeville

Eastern Nevada/North Area
1 Mile
2 Kilometers
NORTH
Numbers indicate land sections
Bootstrap Pit
Saddle Pit
Tara Pit
Barrick Miekle Mine
Barrick Post/Betze Pit
NMC Deep Post Underground
North Star Pit
Deep Star Underground
Bobcat Pit
Blue Star Genesis Pit
Sold Pit
Beast Pit
Leeville Underground
Lantern Pit
North of West Pit
Carlin UG
Carlin Pit
Pete Pit
Bullion Monarch Mining Sections:
1
2
10
11
12

Leeville Mine, East Ore Body Mine BLM map

Leeville East Orebody

36N 49E
36N 50E
36N 51E
35N 51E
35N 49E
35N 50E
34N 51E
34N 49E
34N 50E
N
0
2mi
33N 51E

6\17\2008

No warranty is made by the BLM for the use of the data for purposes not intended by the BLM.

North Pipeline:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East, Mount Diablo Meridian, Section 9, more particularly described as the E ½;  E ½ of the NW ¼ of Section 9, Twp 29, Range 47, and is accessed via improved paved roads.   We have a royalty agreement with Nevada Rae Gold, Inc. on our North Pipeline property, pursuant to a contract entered into in September of 2003 for the mining rights of the surface gravel.  The contract calls for a guaranteed annual advanced royalty of $22,500 minimum per year.  The production royalty is $0.50 per yard of ore processed or 4% of net profits, whichever is greater.  We have retained all rights to the hard rock minerals in the North Pipeline Property.

North Pipeline is a real property interest and not a mining claim of any kind, patented or unpatented.  We purchased this property according to the laws of the State of Nevada.  We hold the surface and underground mineral rights to this real property, and pay annual taxes to Lander County, Nevada, presently in the amount of $258.35.

Location of North Pipeline property from I-80

N. Pipeline 2

Nevada
0
10mi
USGS

6\17\2008

No warranty is made by the BLM for the use of the data for purposes not intended by the BLM.

Maggie Creek:  This property is located in Eureka County, Nevada, seven miles north of Carlin, Nevada on unpatented claims located in sections 12 and 14, township 33 North, Range 51 East, Mount Diablo Meridian, Lynn Mining District. This property is accessed via improved paved roads.  This property is not currently in operation, but adjacent to this property is Newmont’s Gold Quarry mine, which is a producing gold mine. Our interest in this property is future three-percent (3%) royalty income from operations performed by others mining this property. Since we have only a royalty interest in this property, we do not have the right to conduct mining operations.  The total claim responsibility for these claims lies with Newmont.  Reserve estimates on this property, if any, are not available to us.

Dourave-Bullion Joint Venture Partnership Properties

Bom Jesus: This property is located in the Para region of Brazil.  It is accessible by air or river transportation year round.  This property is being explored by our Dourave Brazil-Bullion Joint Venture Partnership and is subject to the various agreements between the parties that are discussed above.  Under terms of the various staged agreements on this property, Bullion made a commitment to invest up to $200,000 in this property and fund up to $1,800,000 in exploration between this property and the Bom Jardim property.  Dourave Brazil’s management decided to focus the majority of its exploration efforts on the Bom Jesus property.  We had forwarded $1,593,235 as of April 30, 2010, which has been recorded in our consolidated statement of income in our consolidated financial statements as exploration costs).  Our total unpaid funding commitment at April 30, 2010, totaled $406,765, which is expected to be paid-in-full by August, 2010.   Dourave has completed its initial phase of exploration on the Bom Jesus property, which included: geochemical and geophysical exploration and a 2212.05 meter diamond drilling program spread over various drilling locations on the property.  Its focus was to determine the source of coincident geochemical, geophysical and geological anomalies and the potential for an economic gold and polymetallic resource.

Bom Jardim:  This property is also located in Para region of Brazil.  The property is also accessible by air or river transportation year round.  This property is being explored by our Dourave Brazil-Bullion Joint Venture Partnership and is the subject of the various agreements between the parties that are discussed above.   Of the $1,593,235 Bullion had paid to Dourave Brazil or invested in the Dourave Brazil-Bullion Joint Venture Partnership as of April 30, 2010, approximately $500,000 had been allocated to exploration work on this property.  As of June 2010, Dourave Brazil had conducted geochemical and geophysical surveys on the Bom Jardim property, which is currently being analyzed for a potential diamond drilling program in the future

Other Properties

Ophir:  This property is located in Tooele County, Utah, Township 5 South, Range 4 West, and is accessed via improved, unpaved roads.  This property was purchased in two transactions during the 1970’s, and consists of a 100% interest in five patented claims located in Tooele County, Utah, the Commodore, Prince of Wales, Prince of Wales #2, Prince of Wales #4 and Prince of Wales #5 claims.  No operations have commenced on this property.  We have no present plans to develop this mining property, although we have had preliminary inquiries regarding development of this property.  No estimates have been made or are planned regarding determining the reserves on this property.

Ophir Claims are patented and therefore both the surface and underground rights to these claims are 100% owned by us.  The Ophir Claims are Federal claims.  The Prince of Wales, Prince of Wales No. 2, Princes of Wales No. 4 and the Princes of Wales No. 5 are covered under Survey #6221 and contain 51.796 acres and are located in Rush Valley Mining District, Tooele County, Utah.  The Commordore Claim is covered under Survey #37, Plat 73 in Rush Valley Mining District, Tooele County, Utah, containing 5.626 acres.  This property requires a county tax to be paid annually, presently in the amount of $28.25.

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

EnShale Oil Shale Property:

We have five mineral leases with the State of Utah (“SITLA Oil Shale Leases”).  We have included a table below of these five mineral leases, with latitude and longitude coordinates for each and claim description information.  The minimum annual lease payments are described in the notes to our consolidated financial statements in Note 6.

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

On April 30, 2008, we announced the commencement of a legal action against Newmont to collect additional royalties we believe are owed pursuant to a May 10, 1979 agreement covering the Leeville/East Ore Mine between predecessors of ours and Newmont (the “Leeville/East Ore Mine Agreement” [Exhibit 10.1 in the Exhibit Index, Part IV, Item 15).  Pursuant to that agreement, we ceased mining and exploration activities in the Lynn Mining District located in Northern Eureka County, Nevada, and in an approximate eight mile radius consisting of an area of interest of approximately 256 square miles surrounding that mining district (the “Area of Interest”).  In return, Newmont (through its predecessor), as claimed by us, agreed to pay us a 1% royalty on any production in the Lynn Mining District and the Area of Interest that was described in that agreement.  The case is pending in the United States District Court for the District of Nevada, styled as “Bullion Monarch Mining, Inc. versus Newmont USA Limited, a Delaware corporation, d/b/a Newmont Mining Corporation, and Does I-X, inclusive.”  The action was brought under a contingency agreement with our attorneys under which they are responsible for all costs, regardless of recovery. The contingency agreement has been modified to provide a cap on the legal fees for the attorneys and to also provide a guaranteed payment to the attorneys for agreeing to modify the original fee.  No assurance can be given that we will be successful in this legal action.

March 4, 2009, the United States District Court, District of Nevada, denied Newmont USA Limited’s (a subsidiary of Newmont Mining Corporation [“Newmont”]) Motion for Judgment on the Pleadings by which

Newmont claimed that a 1993 Nevada court proceeding and judgment invalidated or adjudicated our royalty interest in any of the properties covered by the Leeville/East Ore Mine Agreement, including the Area of Interest.  It is not clear whether Newmont will attempt to appeal this decision.  Otherwise, the litigation of our claims will continue.  For additional information, see our 8-K Current Report dated March 4, 2009, which was filed with the Securities and Exchange Commission on March 9, 2009.

We announced on July 16, 2009, that we had named Barrick Goldstrike and Barrick Gold Corporation as defendants in our pending litigation against Newmont regarding unpaid royalties from the Area of Interest.  The action was later modified to only include Barrick Goldstrike.  Barrick Goldstrike was joined in the lawsuit because it is believed that Barrick Goldstrike has obligations pursuant to the Leeville/East Ore Mine Agreement to pay us royalties from certain mining properties Barrick entities control in the Area of Interest.  The action against Barrick Goldstrike has been bifurcated into its own case so it would not interfere with progress of the action against Newmont.  Both cases are still pending.  For additional information, see our 8-K Current Report dated July 16, 2009, which was filed with the Securities and Exchange Commission on July 16, 2009.

ITEM 4:  (RESERVED AND REMOVED)

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Historically, there was an established public market for shares of our common stock in the Pink OTC Markets, Inc. (the “Pink Sheets”) through November, 2002. Commencing in December, 2007, our common stock began being quoted on the OTCBB of FINRA under the trading symbol “BULM.”  However, see the “PREFATORY NOTE” inserted before the commencement of our discussion in Part I of this Annual Report, which discusses our requirement to file a Form 10 with the Securities and Exchange Commission because we have been determined not to be a Section 12g-3 “successor issuer” of Bullion Monarch Company (Old Bullion) under our reorganization with it that was completed on or about September 27, 2006.  Following the effectiveness of this Form 10 and the satisfaction of all comments of the Securities and Exchange Commission on the Form 10, we, as Bullion Monarch Mining, Inc, (New) will seek quotations of our common stock on the OTCBB while maintaining the reports of Old Bullion current during that process.  The PREFATORY NOTE indicates the following with respect to potential trading issues of our common stock during this transition period:

“The Chief Counsel’s Office of the Securities and Exchange Commission has raised no objection to our continuing to file Exchange Act reports of Old Bullion until our Form 10 has been reviewed by the Securities and Exchange Commission and has become effective (60 days from filing, assuming it is not withdrawn), and we have had a reasonable opportunity to have a broker dealer submit a Form 211 on our behalf with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for continued quotations of our common stock on the OTCBB as New Bullion. FINRA has also indicated that it would raise no objection to the continued trading of our common stock based upon the Old Bullion reports remaining current under the Exchange Act during this process.  We cannot assure that FINRA will grant quotations of our common stock on the OTCBB under New Bullion; however, all information upon which our common stock is currently traded under the OTCBB symbol “BULM” was already initially provided to FINRA, as New Bullion as the successor or Old Bullion, when our Form 211 was submitted in 2007 and approved for quotations on December 17, 2007.”

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such market. Present members of management have satisfied the holding period of Rule 144 for public sales of their respective holdings in Bullion in accordance with Rule 144.   See the headings “Rule 144” and “Recent Sales of Unregistered Securities” of this Item below.  We believe that the transition from Old Bullion to New Bullion will not have any effect on the respective holding periods of any shares of our outstanding common stock that are comprised of “restricted securities.”

The following table sets forth, for the periods indicated, the high and low bid information for the Company’s common stock on the OTCBB since December, 2007, and for the quarterly periods ending April 30, 2010. These quotations do not reflect actual transactions or retail mark-ups, mark-downs or commissions.

Quarter Ended	High Bid	Low Bid

July 31, 2008	$0.49	$0.22

October 31, 2008	$0.32	$0.18

January 31, 2009	$0.29	$0.08

April 30, 2009	$0.27	$0.10

July 31, 2009	$0.70	$0.22

October 31, 2009	$0.93	$0.40

January 31, 2010	$0.84	$0.59

April 30, 2010	$0.78	$0.511

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 3,506, not including an indeterminate number of holders who may hold shares beneficially in “street name.”

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

Purchases of Equity Securities by Us and Affiliated Purchasers

As of April 30, 2009, we had a total of 519,300 shares of common stock held as treasury stock.  During the fiscal years ended April 30, 2010, April 30, 2009, and April 30, 2008, we respectively acquired 168,000, 1,550,300 and 41,500 shares valued at cost, for $49,240, $377,401 and $26,799, respectively.  We retired 1,080,000 of treasury shares valued at $276,986 during the fiscal year ended April 30, 2009.  We account for treasury stock within the cost method.  All of these shares have been retired.

On January 21, 2010, James A. Morris, our Chairman of the Board and Treasurer, purchased 8,500 in the open market at $0.60 per share for $5,100; 4920 shares at $0.63 per share for $3,099.60; 4,900 shares at $0.67 per share for $3,283; and 1,680 at $0.685 per share for $$1,152.48, for a total purchase of 20,000 shares.

ITEM 6.  SECLECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation,  statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties.  Important factors, many of which are beyond our control, could cause actual results to differ materially from those set forth in the forward-looking statements, including but not limited to the following: general economic or industry conditions, nationally and internationally; increases or decreases in the prices of metals; changes in the interest rate environment, legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation for Fiscal 2011

Management believes there will be adequate funds from operations to continue current operations for the next 10 to 15 years. Revenues from Newmont’s Leeville/East Ore mine are anticipated to be between $5.5 and $6 million per year, depending upon the price of gold.  During the fiscal 2011, we will be examining the desirability of listing on the Toronto Stock Exchange.  Management feels this could possibly give more exposure to us and our common stock on an exchange with many other natural resource companies.  In conjunction with this listing, we would consider undertaking a secondary offering of our common stock to increase our public float and provide funds for general corporate developments.

We plan to continue to explore for new mining projects that could potentially increase our royalty position.  We are currently evaluating properties in Columbia, Mexico, Brazil and Nevada.  There is no guarantee that any of these properties will be purchased or leased.  Management believes that the environment for development of natural resources is strong.  We look forward to future growth and profitability in this area.

EnShale will be evaluating various possibilities to raise the funding necessary to construct the expected full production plant and underground mining operation in the Vernal, Utah area, in anticipation of our successful testing of our demonstration pilot plant for the extraction of oil from oil shale in a commercial reasonable and economic basis. The funding may take the form of equity, debt or a combination thereof.  It will, as is normal for such a financing process, require a complete due diligence period followed by a contractual negotiation period – all common to the financial industry for such a secondary public and private offering.

We do not expect to sell or dispose of any of our material assets during the next 12 months.  We do, however, expect to experience some changes in our employee roster as we add needed talent , as well as adding additional members to our Board of Directors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended April 30, 2010 compared to the Year Ended April 30, 2009

Our financial results are primarily tied to the production from our producing stage royalty interests and the price of gold and silver.  Bullion recorded its best revenue year ever, with record revenue of $5,214,603 in fiscal 2010. This increase in revenue from 2009 of $1,414,713 is primarily due to increased production at Newmont’s Leeville Mine from which we receive a 1% royalty and an increase in the average price of gold.  Silver production accounts for a very small percentage of our revenue.

Total operating Expenses in fiscal 2010 as compared to fiscal 2009 increased $1,155,656.

General and administrative (G&A) expenses for the fiscal year ended April 30, 2010, were $2,113,996 compared to $1,098,223 for the fiscal year ended April 30, 2009. The $1,015,773 increase in G&A expense was primarily due to an increase in legal and accounting fee related to the work done on the succession accounting issue in order to come to an accounting solution acceptable to the Securities and Exchange Commission on the accounting treatment of the Old Bullion reorganization, increase in legal fees due to an expense to the law firm litigating our Newmont/Barrick Goldstrike lawsuit in return for a cap on their contingency fee and an increase in payroll expenses due to the increase in employees.  Management does not expect to have to provide additional legal funding to the law firm litigating our Newmont/Barrick Goldstrike lawsuit for the duration of this litigation.

We also incurred research and development expenses in the fiscal year ended 2010 of $451,733 compared to $382,578 in 2009. This $69,155 increase was attributable to the continued in-house funding of research and development of our processing demonstration and testing plant.

The above mentioned increase in revenues and operating expenses resulted in operating income of $2,389,144 for the fiscal year ended April 30, 2010, compared to operating income of $2,130,087 for the fiscal year ended April 30, 2009.

We incurred a loss from our joint venture in the fiscal year ended April 30, 2010 of $1,593,235, with no loss from our joint venture in the year ended 2009. The increased loss from our joint venture was due to the $167,765 equity investment and $1,425,470 funding of exploration costs on the Bom Jesus and Bom Jardim properties.

Net income in the fiscal year ended April 30, 2010, totaled $811,393, compared to net income for the fiscal year ended April 30, 2009, of $1,689,696.

The net loss attributable to non-controlling interest totaled $125,652 for the fiscal year ended April 30, 2010, and $93,361 for the fiscal year ended April 30, 2009.  We recorded an unrealized gain on marketable securities for the fiscal year ended April 30, 2010, of $82,861, and an unrealized loss on marketable securities of $16,108 in the fiscal year ended April 30, 2009.

The net comprehensive income totaled $1,019,906 in fiscal year ended April 30, 2010, compared to $1,766,949 for the fiscal year ended April 30, 2009.  We recorded net income per share of $0.02 for the 2010 period, compared to $0.04 for the 2009 period.

Liquidity and Capital Resources

At April 30, 2010, we had current assets of $1,013,033 compared to current liabilities of $416,580, for a current ratio of 2.4 to 1. This compares to current assets of $1,392,345 and current liabilities of $201,815 at April 30, 2009, resulting in a current ratio of approximately 7 to 1. Our current ratio decreased during the period, primarily due to a decrease in cash and equivalents, which was largely due to our investment of cash in the Bom Jesus and Bom Jardim properties, the continued in-house funding of our oil shale demonstration and testing plant and increased legal expenses relating to the Newmont litigation and legal and accounting expenses relating to Securities and Exchange Commission and Exchange Act compliance.  At June 30, 2009, our cash and equivalents as shown on our consolidated balance sheets were primarily held in banks backed by FDIC insurance.

During the fiscal year ended April 30, 2010, liquidity needs were met from $5,214,603 in royalty revenues. Also during the fiscal year ended April 30, 2010, our total assets increased to $5,033,169 compared to $3,993,026 at April 30, 2009. The increase was primarily attributable to continued funding of the oil shale processing demonstration plant, which is included our property, plant and equipment, royalty receivable and other investment.  In addition, we recorded a deferred tax asset, which is primarily due to the timing differences on the tax deductibility of exploration expenses.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operations expenses, including general and administrative, exploration, research and development and business development expenses, and capital expenditures, for the foreseeable future. Our current financial resources are also available for royalty or property acquisitions. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, seek acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.   At present, we are considering a listing on the Toronto Stock Exchange and in conjunction, undertaking a secondary offering of our common stock to increase our public float and provide funds for attractive royalty or property acquisitions.  Please refer to our Risk Factors included in Part 1, Item 1A of this Annual Report for a discussion of certain risks that may impact the our liquidity and capital resources in light of the recent economic downturn.  We currently do not have a credit facility in place.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the period or periods covered by this Annual Report or our consolidated financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm and Financial Statements

April 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bullion Monarch Mining, Inc

Orem, Utah

We have audited the accompanying consolidated balance sheet of Bullion Monarch Mining, Inc. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Mining, Inc. and subsidiaries as of April 30, 2010 and 2009, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, UT

July 15, 2010

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

April 30, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ 459,505	$ 1,135,755
Royalty receivables	398,808	148,865
Prepaid expenses	47,985	19,075
Inventories	80,290	80,290
Deposits	1,000	1,000
Employee advances	5,321	3,500
Income taxes receivable	19,648	-
Payroll tax receivable	476	3,860
Total current assets	1,013,033	1,392,345

Property, Plant, and Equipment, net	2,498,841	1,717,466

Other Assets
Mining properties, at cost	273,071	273,071
Notes receivable	101,967	75,000
Oil shale leases	9,669	9,669
Other Investments	257,555	109,040
Deferred tax asset	501,845	-
Patent, net	367,188	398,435
Other	10,000	18,000
Total other assets	1,521,295	883,215
Total assets	$ 5,033,169	$ 3,993,026
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 416,024	$ 107,525
Income taxes payable	556	94,290
Total current liabilities	416,580	201,815

Long-term Liability - Deferred tax liability	-	19,635
Total liabilities	416,580	221,450

Stockholders' Equity
Preferred stock - par value $0.001, 10,000,000 shares authorized
No shares issued and outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares authorized
38,686,210 issued and outstanding as of April 30, 2010 and
39,366,010 issued and 38,854,210 outstanding as of April 30,
2009	38,686	39,366
Additional paid-in capital	1,427,464	1,444,352
Less treasury stock		(127,215)
Accumulated other comprehensive loss	74,855	(8,005)
Retained Earnings since September 27, 2006
($3,632,043 accumulated deficit eliminated)	3,529,526	2,751,368
Total Bullion stockholders' equity	5,070,531	4,099,866
Non-controlling interests	(453,942)	(328,290)
Total stockholders' equity	4,616,589	3,771,576
Total liabilities and stockholders' equity	$ 5,033,169	$ 3,993,026

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended April 30, 2010 and 2009

	2010	2009

Royalty Revenue	$ 5,214,603	$ 3,799,890

Operating Expense
General and administrative	2,113,996	1,098,223
Gold tax	259,730	189,002
Research and development	451,733	382,578
Total Operating Expenses	2,825,459	1,669,803
Operating Income	2,389,144	2,130,087
Other Income (Expense)
Other Income (expense)	-	2,500
Interest Income	4,725	19,600
Loss from joint venture	(1,593,235)	-
Loss on investment	(57,255)	-
Total Other Income (Expense)	(1,645,765)	22,100
Net Income Before Income Taxes	743,379	2,152,187
Provision (Benefit) For Income Taxes	(68,014)	462,491
Net Income	811,393	1,689,696
Plus: Net Loss Attributable to Noncontrolling Interests	125,652	93,361
Net Income Attributable to Bullion Stockholders	937,045	1,783,057
Other Comprehensive Income (Loss)
Change in unrealized gain (loss) on marketable securities	82,861	(16,108)
Net Comprehensive Income	$ 1,019,906	$ 1,766,949
Net Income Per Share - Basic and Diluted	$ 0.02	$ 0.04
Weighted Average Shares Outstanding	38,690,534	39,922,080

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended April 30, 2010 and 2009

	Common Shares Issued	Common Stock	Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Net Shareholders’ Equity
Balance, April 30, 2008	40,446,010	$40,446	$(26,800)	$1,465,477	$8,103	$1,217,388	$(234,929)	$2,469,685

Purchase of treasury stock	-	-	(377,401)	-	-	-	-	(377,401)

Retirement of treasury stock	(1,080,000)	(1,080)	276,986	(26,829)	-	(249,077)	-	-

Contribution of Capital from use of Pre-Reorg NOL Benefit	-	-	-	5,704	-	-	-	5,704

Unrealized loss on investment, net of tax	-	-	-	-	(16,108)	-	-	(16,108)

Net income for the year ended April 30, 2009	-	-	-	-	-	1,783,057	(93,361)	1,689,696

Balance, April 30, 2009	39,366,010	$39,366	$(127,215)	$1,444,352	$(8,005)	$2,751,368	$(328,290)	$3,771,576

Purchase of treasury stock	-	-	(49,240)	-	-	-	-	(49,240)

Retirement of treasury stock	(679,800)	(680)	176,455	(16,888)	-	(158,887)	-	-

Unrealized loss on investment, net of tax	-	-	-	-	82,861	-	-	82,861

Net income for the year ended April 30, 2010	-	-	-	-	-	937,045	(125,652)	811,393

Balance, April 30, 2010	38,686,210	$38,686	$-	$1,427,464	$74,856	$3,529,526	$(453,942)	$4,616,590

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities:
Net income	$ 811,393	$ 1,689,696
Adjustments to reconcile net income to net cash from
operating activities:
Loss from joint venture	1,593,235	-
Loss on investment	57,255	-
Depreciation	57,838	37,411
Amortization	31,247	31,252
Deferred income taxes	(570,701)	24,390
Pre quasi-reorganization tax benefit	-	5,704
(Increase) decrease in royalties receivable	(249,943)	112,220
(Increase) in income tax receivable	(19,648)	-
Decrease in payroll tax receivable	3,384	346
(Increase) in prepaid expenses	(28,910)	(12,443)
(Increase) in inventories	-	(80,290)
(Increase) in deposits	-	(1,000)
(Increase) in employee advances	(1,821)	-
(Increase) in interest accrued on notes	(1,967)	-
(Decrease) in income taxes payable	(93,734)	(155,769)
Increase in accounts payable	308,499	83,922
(Decrease) in accrued liabilities	-	(83,595)
Net cash from operating activities	1,896,127	1,651,844

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(839,213)	(1,417,534)
Issuance of notes receivable	(100,000)	(75,000)
Proceeds from other assets	8,000	17,167
Purchase of investment	(57,255)	-
Purchase of interest in joint venture	(167,765)	-
Funding of exploration of joint venture	(1,350,470)
Purchase of securities	(16,434)	(5,000)
Purchase of other assets	-	(15,000)
Net cash used in investing activities	(2,523,137)	(1,495,367)

Cash Flows From Financing Activity:
Purchase of treasury stock	(49,240)	(377,401)
Net cash used in financing activities	(49,240)	(377,401)

Net Increase (Decrease) in Cash	(676,250)	(220,924)
Cash at Beginning of Period	1,135,755	1,356,679
Cash at End of Period	$ 459,505	$ 1,135,755
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 616,275	$ 588,166

   Non-cash investing and financing activities:

     During the year ended April 30, 2010, the Company retired 679,800 shares of treasury stock, reducing the par value of common stock by $680, additional paid-in capital by $16,888 and retained earnings by $158,887.

     During the year ended April 30, 2010, the Company cancelled the $75,000 note receivable that was outstanding as of

       April 30, 2009, in exchange of a capital interest in a joint venture (see Note 6).

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

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

After undergoing the process described above, our management and legal counsel believed that New Bullion was a 12g-3 “successor issuer” to Old Bullion under the Exchange Act of 1934, as amended.  Consequently, no Form 15 was filed on Old Bullion; New Bullion did not file a Form 10 Registration Statement; and New Bullion recommenced to file reports for Old Bullion with the Securities and Exchange Commission  (SEC), commencing with a 10-KSB Annual Report for the fiscal year ended April 30, 2006, which contained audited consolidated balance sheets as of April 30, 2006, and 2005, and related consolidated statements of operations, stockholders’ equity,  and cash flows for the fiscal years ended April 30, 2006, 2005 and 2004.

Subsequently, the SEC determined that New Bullion did not meet the technical requirements as a 12g-3 “successor issuer.”  After extensive research by us, our consulting accountants and legal counsel, and various discussions and correspondence with the SEC in respect of these issues, the SEC indicated that Bullion’s transition from Old Bullion to New Bullion can be handled, from an accounting perspective, as a quasi-reorganization, as suggested by Bullion.  The SEC requested that Old Bullion file a Form 15 to end its reporting status under the Exchange Act and that New Bullion file a Form 10 to become a “reporting issuer” under the Exchange Act. Based upon Bullion’s view of the Court Proceedings and the Fairness Hearing, under the quasi-reorganization accounting method, Old Bullion shareholders will retain the same rights of exchange with New Bullion; New Bullion will retain all of the assets and liabilities of Old Bullion; and all shareholders who have purchased shares in Bullion will continue to be Bullion shareholders, but under New Bullion. These changes were procedural in nature and will have no impact on Bullion’s current business plans or its day-to-day business operations.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)

Organization (continued)

Bullion derives its revenues from exploring, acquiring and developing mining properties in the western United States and South America.  Bullion currently has interests in properties in Utah, Oregon, Nevada and Brazil (See Note 6 for discussion on expansion into Brazil).  The Company currently has two mines producing royalties in the Carlin Trend, Nevada.

EnShale, Inc., a majority-owned subsidiary of Bullion, is a Wyoming corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  EnShale, Inc. is engaged in several activities associated with the development of technology for the extraction of oil from oil shale deposits.

(b)

Consolidation

The consolidated financial statements include the accounts of Bullion and EnShale, Inc. (collectively referred to as “the Company”).  All intercompany transactions and balances have been eliminated.

(c)

Basis of Presentation

Certain amounts for 2009 have been revised to conform to the 2010 presentation pursuant to the Company adoption of FASB Accounting Standards Codification (ASC) 810 which requires noncontrolling interests to be classified as a separate component of net income and stockholders’ equity.  The adopted ASC 810 guidance is effective for the Company’s fiscal year beginning May 1, 2009.

(d)

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

(e)

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $471,678 of cash in banks as of April 30, 2010.  Of that amount, none exceeds the Federal Deposit Insurance Corporation (FDIC) insured limit of $250,000.

(f)

Inventories

Inventories consist of ore and are carried at the lower of cost (first in first out) or market.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)

Royalty Revenue

The Company recognizes revenues in accordance ASC 605, which clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue is recognized as earned; persuasive evidence of an agreement exists, as precious metals are mined and the risks and rewards have been transferred (and sold on the market), prices are fixed or determinable, and cash collections are reasonably assured.

Royalty Revenue is recognized as estimated ore deposits are sold by the lessee.  Adjustments to estimates are recorded at final settlement with the buyer of the ore.

(h)

Royalty Receivables

Royalty receivables include certain amounts due from mining lessees.  The Company records the receivable once ore deposits have been mined and sold on the market.  In general, initial payment is based upon provisional royalties calculated using ounces of gold and silver shipped.  Final royalties are paid when final settlement is made by buyers.  The Company believes all amounts are fully collectible and therefore has not recorded an allowance for doubtful accounts.  The Company charges off and expenses uncollectible accounts when management estimates no possibility of collecting the related receivable.  The Company considers royalty receivables to be past due or delinquent based on contractual payment terms.

(i)

Impairment of Patents

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal years ended April 30, 2010 and 2009.

(j)

Investments

As of April 30, 2010, the Company owns 1,000,000 common shares of Gold Mountain Exploration and Development Company (Gold Mountain), which approximates a ten-percent (10%) interest.  The Company also owns 1,651,000 common shares of Sydney Resource Corporation Company, which is approximately a ten-percent (10%) interest.  The Company accounts for these investments as “available-for-sale” and records each of the investments at fair market value with an associated adjustment, if necessary, as an unrealized gain or loss (see Note 10).

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)

Property and Equipment and  Mining Properties

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Assets are depreciated using the straight-line method over their estimated useful lives ranging from three to five years and not to exceed 40 years for buildings.

Royalty Interest in Mineral Properties

Royalty interests in mineral properties include acquired royalty interests in production stage and development stage properties.  In accordance with the guidance in ASC 805-20-55-37, the fair value of acquired royalty interests in mineral properties is capitalized as tangible assets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal years ended April 30, 2010 and 2009.

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

(l)   Fair Values of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the carrying amount due to the short duration of these accounts.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)

Income Taxes

The Company applies the guidance in ASC 740 which requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of ASC 740 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

(n)

Mineral Taxes

The Company pays a minerals tax to the state of Nevada.  The Company’s policy is to record royalties prior to the deduction for the mineral tax and to record the mineral tax as an expense.  During the years ended April 30, 2010 and 2009, the Company included $259,730 and $189,002, respectively, of this mineral tax in gold tax expenses.

(o)

Net Income Per Share

The Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock during the period using the treasury stock method.  Basic and diluted earnings per share are equal because the Company does not have stock options or other common share equivalents.

(p)

Impact of New Accounting Standards

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)

Impact of New Accounting Standards (Continued)

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

SFAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (June 2009)

FAS 168, which has been codified into ASC Topic 105, will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Accounting Standards Update No. 1010-06: Editorial and maintenance update 2010-06

In January 2010, the FASB issued authoritative guidance requiring new disclosures and clarifying some existing disclosure requirements about fair value measurement.  Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new guidance requires only enhanced disclosures and the Company does not expect this guidance to have a material impact on its consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 2

INCOME TAXES

Below is a summary of deferred tax asset and liability calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

	2010	2009
Deferred Tax Assets
Available for Sale Securities	$-	$4,755
Foreign Exploration Costs	534,321	-
Loss on Investment	21,335	-
Long-term Lease	6,539	4,693
Net Operating Losses	429,245	429,245
Valuation Allowance	(429,245)	(429,245)
Net Deferred Tax Asset	562,195	9,448

Deferred Tax Liabilities
Available for Sale Securities	(44,462)	-
Property, Plant, & Equipment	(15,888)	(29,083)
Net Deferred Tax Liability	(60,350)	(29,083)
Net Deferred Taxes	$501,845	$(19,635)

During 2010 and 2009, the amount of income tax expense (benefit) allocated to other comprehensive income totaled $49,217 and ($9,936), respectively.

The provision for income taxes consists of the following:

	2010	2009
Current Taxes
Federal	$460,693	$421,878
State	41,994	16,223
Deferred Taxes
Federal	(520,725)	22,254
State	(49,976)	2,136
Provision for Income Taxes	$(68,014)	$462,491

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 2

INCOME TAXES (CONTINUED)

Reconciliation between federal income taxes at the statutory tax rate (35%) and the actual income tax provision for continuing operations follows:

	2010	2009
Expected provision (based on statutory rate)	$260,182	$753,266
Effect of:
Federal benefit of state taxes	(14,278)	-
Net operating losses	-	(25,183)
Pre-reorg NOL benefit	-	5,704
Permanent tax deductible differences	(318,932)	(242,259)
Effect adjustment tax accrual adjustment	-	(50,575)
Effect of research credit	(16,673)	(25,360)
State income tax	29,121	70,240
Effective rate difference	(7,434)	(23,342)
Change in valuation allowance	-	-
Total actual provision/(benefit)	$(68,014)	$462,491

The Company’s subsidiary has the following operating loss carryforwards available at April 30, 2010:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/2006	4/30/2026	$351,426
4/30/2007	4/30/2027	217,449
4/30/2008	4/30/2028	657,538
Total NOL Carryforward		$1,226,413

As mentioned in Note 1 (m), the Company has adopted the provisions of ASC 740.  This adoption did not result in any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.

A reconciliation of our unrecognized tax benefits for 2010 is presented in the table below:

                Balance as of May 1, 2009

                $      -

                Additions based on tax positions related to the current year

        -

                Additions based on tax positions related to prior year

                        -

                Reductions for tax positions of prior year

        -

                Reductions due to expiration of statute of limitations

        -

                Settlements with taxing authorities

        -

                Balance as of April 30, 2010

$      -

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 2

INCOME TAXES (CONTINUED)

The Company has filed income tax returns in the United States.  All years prior to 2002 are closed by expiration of the statute of limitations.  The years ended April 30, 2003 through April 30, 2006, will close by expiration of the statute of limitations September 2010.  The years ended April 30, 2007 through April 30, 2009 are open for examination.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended April 30, 2010 and 2009, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at April 30, 2010 and 2009, respectively.

NOTE 3

TREASURY STOCK

As of April 30, 2010, the Company had no shares of common stock held as treasury stock.  During the years ended April 30, 2010 and 2009, the Company acquired 168,000 and 1,550,300 common shares valued at cost, for $49,240 and $377,401, respectively.  The Company retired 679,800 of treasury shares valued at $176,455 during the year ended April 30, 2010. The Company accounts for treasury stock using the cost method.

During February 2010, the Company’s Board of Directors authorized a $1 million share repurchase program.  The Company plans to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise, through December 31, 2010, with no mandatory minimum number of shares to be repurchased

NOTE 4

CONCENTRATIONS

During the year ended April 30, 2010, the Company received 99% of its royalty revenues from a single entity.  As of April 30, 2010, the total royalty receivable balance of $398,808 was due from this entity.  Should this entity experience any difficulties, the Company could be severely impacted, including a loss of all material income.

NOTE 5

NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

Bullion originally owned 100% of EnShale Inc.’s common stock.  On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale Inc. in lieu of compensation.  The Company issued 8,000,000 shares of EnShale Inc. common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation.  On April 30, 2008, EnShale Inc. issued 20,000,000 shares of its common stock to Bullion for the purchase of oil shale leases.  As of April 30, 2010, Bullion owned 80% of EnShale Inc.

As of April 30, 2010, EnShale Inc. owed Bullion $4,019,253 for funds advanced.  In addition, EnShale Inc. also owed Bullion $225,130 in accrued interest.  Bullion loaned EnShale Inc. the cash so EnShale Inc. could pay its operating expenses and construction of demonstration and testing plant.  Both the short-term loan and accrued interest were eliminated in these consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 6

MINING PROPERTIES AND MINERAL LEASES

Royalty Properties

Newmont Bullion Royalty Claim Block

                Leeville Mine:  This property is located in Eureka County, Nevada, in the Carlin Trend, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  We have claimed that this 1% royalty as defined in the May 10, 1979, Leeville/East Ore Mine Agreement also applies to an area of interest.  Because of statements attributed to the Leeville Mine manager in an article in the Mining Quarterly Winter 2009-2010 issue, Bullion management believes the Leeville Mine, which accounts for the vast majority of Bullion’s royalty revenue, has a mine life of at least 10 plus years at full production. The Leeville mine reached full production in August 2008 and royalties from this period were included in revenue for the year ended April 30, 2009, which totaled $3,799,890. The fiscal year ended April 30, 2010, was the first complete year in which the Leeville mine operated at full production, which contributed most of Bullion’s total royalty revenue of $5,214,603.  The properties are carried on the consolidated balance sheets of the Company at April 30, 2010 and 2009, at their historical cost of $360.

                 East Ore Body Mine: This property is located in Eureka County, Nevada, in the Carlin Trend, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  We have claimed that this 1% royalty as defined in the May 10, 1979, Leeville/East Ore Mine Agreement also applies to an area of interest.  The East Ore Body Mine continues to produce small amounts of gold attributable to our royalty.  During the past year royalties to Bullion from this mine totaled approximately $48,000. Mine life and future production are unavailable from Newmont at this time.

North Pipeline:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East and is accessed via improved paved roads.  This property was purchased on June 6, 1979 Currently, an unaffiliated mining company, Nevada Rae Gold, has been given rights to mine gold from the placer deposits (the top gravel layer) on this property.  We have an advanced guaranteed royalty of $22,500 minimum per year.  The production royalty is $0.50 per yard of ore processed or 4% of net profit, whichever is greater.  No estimates have been made on the mineral deposits on the land

Maggie Creek:  This property is located in Eureka County, Nevada, seven (7) miles north of Carlin City, Nevada, and is accessed via improved paved roads.  Bullion’s interest in this property is future three-percent (3%) royalty income from operations performed by others mining this property.  No operations have commenced on this property.  Reserve estimates on this property, if any, are not available to us.  The value of this property was derived from the exploration and development costs as described in Note 1(k) as well as the par value of stock issued to another company in exchange for their assets, of which the Maggie Creek property (jointly owned by Bullion and the other company) was the primary asset.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 6

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Other Properties

Bom Jesus:  This property is located in Para, Brazil. This property is accessible by air or river transportation.  During the year ended April 30, 2010, the Company agreed to a Letter of Intent that outlined the terms of participation in a joint venture to develop the Bom Jardim and Bom Jesus mining properties.  The properties were held in a subsidiary of Dourave Mining and Exploration Inc. (Dourave).  The Company forwarded monies to Dourave during the year ended April 30, 2010, with the expectation to obtain a future 33.3% capital interest in the legal entity that was to be organized to own the properties.  Monies were also forwarded to pay for certain exploration costs.

During June 2010, the long process of forming the required Brazilian legal entity and getting it registered with the Brazilian government was finally completed with the registration of Dourave-Bullion Mineracao E Exploracao Mineral Ltda (DBM),  DBM is the Brazilian entity that will own and manage the Bom Jesus and Bom Jardim mining properties and will perform the exploration.  Also in June 2010, the Company executed the legal documents to formally organize Dourave-Bullion Limited Partnership (a Utah limited partnership), the joint venture entity that will own DBM.   The Dourave subsidiary is now in the process of formally contributing the Bom Jardim and Bom Jesus mining properties to DBM.  Bullion’s 33.3% interest in Dourave-Bullion Limited Partnership was formally obtained and valued at $167,765, which amount represents the final valuation for Bullion’s 33.3% interest in the Bom Jardim and Bom Jesus mining properties.   The Company has the right to convert its 33.3% interest in the Dourave-Bullion Limited Partnership for a 4.5% net smelter return royalty from the production of the mining properties.

In addition to the $167,765 capital contribution commitment, the Company agreed to fund certain exploration activities of DBM and has forwarded $1,425,470 as of April 30, 2010.  The Company’s total unpaid exploration funding commitment at April 30, 2010, totaled $406,765, which is expected to be paid-in-full by August 2010.

The Company accounts for this investment utilizing the equity method.  For the year ended April 30, 2010, the Company’s capital contribution of $167,765 has been recorded in the consolidated statement of income as a loss from joint venture. The Company’s exploration funding of $1,425,470 has also been recorded in the consolidated statement of income as a loss from joint venture.

DBM’s management decided to focus the majority of its exploration efforts on the Bom Jesus property.  Of the $1,593,235 expended through April 30, 2010, approximately $1.1 million was used to explore Bom Jesus.  DBM has completed its initial phase of exploration on the Bom Jesus property which included: geochemical and geophysical exploration and a 2212.05 meter diamond drilling program.  DBM’s focus was to determine the source of coincident geochemical, geophysical and geological anomalies and the potential for an economic gold and polymetallic resource.  DBM is now awaiting results from the testing of core samples taken from the mining claims referenced above.   Upon analysis of the results, DBM will determine the next steps to be taken on the Bom Jesus Property.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 6

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Other Properties (continued)

Bom Jardim:  This property is also located in Para, Brazil. This property is accessible by air or river transportation (see history and explanation of the Bom Jardim and Bom Jesus properties under Bom Jesus, above).   Of the $1,593, 235 expended through April 30, 2010, on the Bom Jesus and Bom Jardim properties, approximately $500,000 had been allocated to work on the Bom Jardim property.  As of June 2010, DBM had conducted geochemical and geophysical surveys on the Bom Jardim property, which is currently being analyzed for a potential diamond drilling program in the future.

Ophir:  This property is located in Tooele County, Utah, Township 5 North, and Range 4 and is accessed via improved, unpaved roads.  This property was purchased in two transactions during the 1970s.  The property consists of a 100% interest in five patented claims located in Tooele County, Utah, the Commodore, Prince of Wales, Prince of Wales #2, Prince of Wales #4 and Prince of Wales #5 claims. No operations have commenced on this property and no estimates of the mineral deposits have been made.

EnShale Oil Shale Property:

ML50142:  The property covered under this mineral lease is located in Uinta County, Utah, T8S, R25E, SLB&M and is 1,278.04 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease

ML50145:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 866.47 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

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

Carrying Values and Depletion

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves.  Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized.  At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves.  As of April 30, 2010 and 2009, no depletion was reflected in the accompanying financial statements since the amount was determined to be insignificant.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 6

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Carrying Values and Depletion (continued)

The following table presents each property and its carrying value as of April 30, 2010 and 2009:

Property Name	Carrying Value
Leeville/East Ore	$360
North Pipeline	500
Maggie Creek	22,211
Ophir	250,000

Total Mining Properties, at cost	$273,071

Mineral Leases

During 2006, the Company acquired five (5) oil shale mineral leases from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a ten (10)-year life with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During the years ended April 30, 2010 and 2009, lease payments totaled $5,231 and $4,953, respectively, which were expensed through operations.  The leases may be extended if the State chooses to grant an extension.  If the lease is extended, the following advanced annual minimum royalty payments are due on or before the anniversary date of the lease:

Year	Minimum Annual Royalty
11 thru 15	$10 per acre or part of acre
16 thru 20	$15 per acre or part of acre
21 and beyond	$20 per acre of part of acre

A production royalty is also owed to the State of five-percent (5%) of the market price of the minerals sold with a minimum royalty of one dollar ($1.00).  The production royalty may be increased at one-percent (1%) per annum until a maximum of twelve- and-one half-percent (12½%) is reached.  In 2010 and 2009, no production royalties were accrued or paid because production on these properties had not commenced.

The following is a schedule by years of future minimum lease payments extending beyond April 30, 2010:

Year ending April 30	Amount
2011	4,144
2012	4,268
2013	4,396
Thereafter	10,043
Total	$22,851

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 7

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

NOTE 8

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation and is summarized as follows at April 30, 2010:

	Cost	Accumulated Depreciation	Net
Automobiles	$117,608	$82,477	$35,131
Building and plant	2,289,236	36,929	2,252,307
Furniture and fixtures	57,365	21,062	36,303
Land	175,100	-	175,100
Total Property and Equipment	$2,639,309	$140,468	$2,498,841

Property, plant and equipment is stated at cost less accumulated depreciation and is summarized as follows at April 30, 2009:

	Cost	Accumulated Depreciation	Net
Automobiles	$106,707	$45,734	$60,973
Building and plant	1,460,924	21,810	1,439,114
Furniture and fixtures	57,365	15,086	42,279
Land	175,100	-	175,100
Total property and equipment	$1,800,096	$82,630	$1,717,466

Depreciation expense was $57,838 and $37,411 for the years ended April 30, 2010 and 2009, respectively.  The cost of repairs and maintenance is charged to operations as incurred.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 9

PATENT

During 2006, EnShale, Inc. entered into an agreement to purchase non-exclusive rights to a patent for $500,000. The patent is amortized using the straight-line method over its estimated useful life of 16 years.  Amortization expense was $31,247 and $31,252 for 2010 and 2009, respectively.  At April 30, 2010 and 2009, accumulated amortization totaled $132,812 and $101,565, respectively

The following is a listing of the estimated amortization expense for the next five years:

For the year ended 4/30/2011	31,500
For the year ended 4/30/2012	31,500
For the year ended 4/30/2013	31,500
For the year ended 4/30/2014	31,500
For the year ended 4/30/2015	31,500

NOTE 10

INVESTMENTS

The Company’s investments at April 30, 2010 and 2009, are summarized as follows:

Common Stock Holdings	2010	2009
Gold Mountain Exploration and Development Company
Fair value	$59,434	$43,000
Cost	59,434	43,000
Unrealized holding gain	$-	$-

Sidney Resources Corporation
Fair value	$198,121	$66,040
Cost	78,800	78,800
Unrealized holding gain (loss)	$119,321	$(12,760)

Total fair value	$257,555	$109,040
Total cost	138,234	121,800
Total unrealized holding gain (loss)	119,321	(12,760)
Deferred tax asset (liability)	(44,462)	4,755
Total unrealized holding gain, net of tax	$74,856	$(8,005)

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 10

INVESTMENTS (CONTINUED)

ASC 820-10-20 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820-10-35 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.

Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides our financial assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2010:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	April 30, 2010	(Level 1)	(Level 2)	(Level 3)

Investments	$257,555	$198,121		$59,434

During the year ended April 30, 2010, there were no significant measurements of assets or liabilities at fair value (as defined in ASC 820-10-20) on a nonrecurring basis subsequent to their initial recognition except for the securities listed in the table above.

NOTE 11

COMMON SHARES SUBJECT TO CANCELATION

As part of the reorganization from Old Bullion to New Bullion, as mentioned in Note 1(a), the court ordered that in the event an Old Bullion common shareholders does not vote for or against the Reorganization and Exchange Proposal and do not exchange their respective rights in Old Bullion relating to the Reorganization and Exchange Offer within five years from the date of the approval of thereof in the Fairness Hearing of September 27, 2006, such Old Bullion shareholders’ rights and New Bullion shares otherwise issued in such exchange shall be cancelled.

The total common shares subject to the cancellation provision at April 30, 2010 and 2009, totaled 5,932,878 and 6,115,954, respectively.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 12

PENDING LITIGATION

Bullion asserts that pursuant to the May 10, 1979, Leeville/East Ore Mine Agreement (the “Agreement”) between Old Bullion and Newmont USA Limited, et. al. (Newmont), additional royalties are owed to Bullion. In the Agreement, Old Bullion ceased mining and exploration activities in the Lynn Mining District in Northern Eureka County in Nevada, USA, and in a defined multiple square mile area of interest surrounding that area. In return, Newmont, as claimed by Bullion, agreed to pay Old Bullion a one percent royalty on any production in the Lynn Mining District and the area of interest that was described in the Agreement.  Newmont has not paid Bullion the one percent royalty and, therefore, Bullion has filed a legal claim against Newmont.  During June 2009, Bullion also filed a legal claim against Barrick Goldstrike Mining, et. al. for unpaid royalties in the Lynn Mining District area of interest.  The cases have not yet gone to trial and no adjustments have been made to the financial statements to account for these contingencies.

NOTE 13

NOTE RECEIVABLE

The Company issued a $100,000 note receivable to an individual on October 5, 2009. The terms of the note are a 4% annual interest rate, compounding monthly according to the exact days in the month, beginning November 1, 2009. The due date on the note is November 1, 2011. No payments are required until the note is due, at which time the note will be paid in full. Interest accrued as of April 30, 2010, totaled $1,967.  The note is collateralized by mining claims.

NOTE 14

SUBSEQUENT EVENTS

Bom Jardim and Bom Jesus Properties

See Note 6 for an explanation of the establishment of the legal structure, during June 2010, that will hold the Bom Jardim and Bom Jesus Properties

Treasury Stock

During May 2010, the Company acquired 10,000 shares of treasury stock for $7,275.  This share acquisition is part of a $1,000,000 share repurchase program authorized by the Company’s Board of Directors during February 2010.

Mexico Property Agreement

During June 2010, Bullion entered into a binding term sheet relating to certain mining rights located in Chihuahua Mexico. The term sheet outlines that upon Bullion’s receipt of documentation to establish, among other items, that the property is free and clear of all liens and tax assessments and that ownership is fully vested, Bullion will make a $100,000 payment for the right to conduct exploration activities on the property for a period of six months or until November 30, 2010.  During June 2010, Bullion made a $50,000 exploration right payment, which is fully refundable if receipt of proper title is not provided.   Bullion, at its sole discretion, shall have the right to continue exploration activities by payment of $100,000 at six month intervals, through May 31, 2012, at which time the payment requirements increase for each successive period. The above payments may be applied toward a $5,000,000 purchase price on the property.  During the exploration period, the property owners retain the right to seek other exploration and purchase offers.  Bullion has a right of first refusal to match any exploration or purchase offers.

Office Lease

On June 15, 2010, the Company leased approximately 2,000 square feet of office space in St. George, Utah, on a one year lease, with an option to extend the lease and with monthly payments of $2,000. These premises will be the new location of its principal executive offices, effective July 2010.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of April 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of April 30 2010, our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

See the “PREFATORY NOTE” inserted before the commencement of our discussion in Part I of this Annual Report and our 8-K Current Report dated June 3, 2010, which was filed with the Securities and Exchange Commission on June 9, 2010.  The former accounting treatment of our reorganization with Old Bullion as a recapitalization was changed to quasi-reorganization accounting treatment that resulted in our restating of our consolidated financial statements and the filing of a 10-KA-2 Annual Report for the fiscal year ended April 30, 2009, and 10-QA-1 Quarterly Reports for the quarters ended July 31, 2009, October 31, 2009, and January 31, 2010, all of which were filed with the Securities and Exchange Commission on June 22, 2010.  We will also be filing a Form 10 under Bullion Monarch Mining, Inc, (New), while keeping the Exchange Act reports of Old Bullion current for trading purposes on the OTCBB during this transition period.

The net effect of applying quasi-reorganization accounting to the Company’s consolidated balance sheet at September 27, 2006, the closing of the reorganization, was to write off the previously recorded $214,500 deferred tax asset against equity, write off $539,245 of debt payable to shareholders/members of management against equity, remove $5,507 of treasury stock against equity and eliminate the accumulated deficit through an adjustment to additional paid-in capital.  The net effect of applying quasi-reorganization accounting to the Company’s consolidated financial statements for periods subsequent to September 27, 2006, was to record the utilization of the $519,757 net operating loss accumulated prior to September 27, 2006, as a direct addition to additional paid-in capital.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
R. Don Morris	President	1969	*
	Director	1969	*
Peter Passaro	Director	1991	*
	Chief Financial Officer	2008	8/11/2009
James A. Morris	Treasurer	1992	*
	Director	1992	*
	Chairman of the Board	2008	*
Rex L. Franson	Director	2005	10/31/09
Larry L. Anderson	Director	2008	*
Robert Morris III	Secretary	2008	*
Philip Manning	Chief Financial Officer	2009	*
John DeMara	Director	2009	*

*

These persons presently serve in the capacities indicated.

Business Experience

R. Don Morris, 66, has served as President of Bullion Monarch Mining, Inc. since its incorporation in 2004.  Prior to the establishment of the new company, he was President of Bullion Monarch Company, our predecessor, for many years.  Mr. Morris is the force behind Bullion Monarch Mining.  He has over 40 years experience in the mineral industry from early exploration and development through production.   Mr. Morris is best known for his involvement and development of the famous Carlin Trend in Northeast Nevada as President of MM&S Exploration Company, which was acquired by Bullion Monarch Company in 1969.  Mr. Morris has worked in the mining industry throughout the world in various executive and management capacities.  He has served on various Boards of Directors, including US Copper Corp., Gold Standard of Nevada, Metals Inc., Elko Ready Mix and Arco Aris Minerals.  In the early 1990’s, Mr. Morris was invited as a special envoy to study the mineral industry in Russia, Yugoslavia and Bosnia.  Mr. Morris has worked throughout North and South America, Europe and Asia.  Mr. Morris received a Bachelor’s of Science degree in geology from Brigham Young University in 1966 and completed graduate studies at Colorado School of Mines and McKay School of Mines in Nevada.

Peter F. Passaro, 64, graduated from The University of Connecticut with a degree in Political Science in 1968.  Soon after graduation, he began work at E&P Foundry, a non-ferrous manufacturer that produced products for the lock, pump, mailing and other industries.  The company specialized in prototype castings in bronze and aluminum. In 1975, he was promoted to Vice President of E&P Foundry, responsible for manufacturing products for such companies as

Homelite, Pitney Bowes, Singer, Electrolux, Textron and others.  In the late 1970’s, he began purchasing the company from its owner.  In 1985, he became President and CEO of E&P Foundry and continued working in that capacity, successfully building the business, until he sold his interest in 1998.  He has worked as a consultant in that industry since 1998.

James Andrew Morris, 42, has served on our Board of Directors since 1992. He graduated from Brigham Young University with a degree in Business Finance in 1993.  He was employed by Merrill Lynch before founding a retail golf franchise, Utah Golf Equipment, LLC, in 1993.  He was the owner/operator of this golf business until the time of its sale in 1999.  Mr. Morris then began employment with Eagle Home Mortgage, in its Elko, Nevada, Branch.  He held various positions at this firm and was ultimately appointed Branch Manager.  During Mr. Morris’ tenure as Branch Manager, the Elko branch became the most profitable branch of all Eagle Home Mortgage Branches from 2006 through 2009.  In 2004, he established M&P Development, a real estate development company, where he directed the planning and construction of three successful residential subdivisions in Elko, Nevada.  He continues to serve as managing partner of M&P Development.  In January 2010, Mr. Morris joined Bullion Monarch on a full-time basis, serving as CEO of EnShale and Chairman of the Board of Bullion Monarch.

Larry L. Anderson, 74, holds a Bachelor’s of Science in Mining Engineering and a PhD in Fuels Engineering, with a minor in Metallurgy, both from the University of Utah. Throughout his prestigious career, he has advised the U.S. Department of Energy and served as a lecturer for NATO Advanced Studies Institute on Fuel Science and Conversion. Currently, he works as Professor Emeritus for the Department of Chemical Engineering, University of Utah. Dr. Anderson is responsible for over 100 research reports and reviews concerning liquefaction and gasification of coal and conversion of plastics, municipal solid waste, agricultural and other wastes into synthetic liquids and gases. Dr. Anderson is credited with co-authoring two volumes related to the production of synthetic fuels from coal and various waste materials.

Robert Morris III, 38, has a Bachelor’s degree in Business Finance.  From 1999 to 2002, Mr. Morris was a Branch Manager for Enterprise Rent-a-Car, where he oversaw all aspects of the local operation, including inventory, customer service personnel and related duties.  In 2002, he joined Verilease Finance as its Vice President of  Sales.  He successfully managed all equipment leasing activities and employees.  Mr. Morris has been employed by us as Controller since 2005.

Philip Manning, 51, has over 20 years of experience in various sectors of the finance industry. He received his Bachelor’s of Science degree in Business from Brigham Young University and earned an MBA in International Management from the American Graduate School of International Management in 1984.  His financial management experience is diverse, beginning with employment at companies such as RCA Corporation in their finance department.  In 1984, Mr. Manning joined William Wright Associates, Ltd., an investment advisory firm, where he rose from accountant to Portfolio Manager.  While employed there, Mr. Manning was instrumental in establishing a fund to provide mezzanine financing to small companies.  In this capacity, he served on boards and advisory boards, advising companies in a variety of industries ranging from high tech start-ups, equestrian equipment manufacturing to manufactured home builders. Beginning in 1990, he spent several years with Merrill Lynch, where he assisted corporate clients with asset management and received honors from Merrill Lynch for outstanding achievement.  In 1995, Mr. Manning began his own business as a consultant.  In this role, he worked for business clients, including Bullion Monarch in the late 1990’s.  In 1998, he joined Bright Trading, one of the largest proprietary trading firms in the U.S., where he was ultimately appointed Manager of the Draper, Utah Branch Office.  As Branch Manager, he was responsible for the hiring, training and supervising of traders, which he engaged in until 2001.  Mr. Manning continued trading for his own account and in 2005, commenced consulting for business clients once again.  More recently, his consultation business included Bullion Monarch Mining, among other clients.  His work with Bullion was primarily in the Company’s accounting and finance functions. His contributions proved that he would make a valuable addition to the Bullion management team, and led the Company to offer him his current position as CFO.

John DeMara, 42, earned a Master’s of Accounting degree from Brigham Young University in 1995.  He received his Certified Public Accountant license in 1998.  In January, 1996, he joined Deloitte & Touche, LLP: Tax Consulting and Advisory Services, as a tax consultant.  He worked with clients in the hospitality, high-tech, bio-tech, construction, energy development, real estate and other industries.  He worked full time for Deloitte & Touche until 2002.  In 1996,he founded DeMara Investment Properties: Acquisition and Property Management, which he continues to operate successfully.  Since 2002, Mr. DeMara has continued to consult for Deloitte & Touche LLP: Tax Consulting and Advisory Services, in San Francisco, on a part-time basis.  He has over 12 years of corporate accounting experience in various industries. In addition to being a CPA, Mr. DeMara is a member of the Society of Petroleum Accountants and has experience serving the energy development industry.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

R. Don Morris and James A. Morris are father and son, respectively; R. Don Morris and Robert Morris III are father and son, respectively; and James A. Morris and Robert Morris III are brothers.

Directorships Held in Other Reporting Companies

Our officers and directors hold no other positions in any other companies that are “reporting issuers” under the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons.” of Part III, Item 12, below.

Compliance with Section 16(a) of the Exchange Act

All of our directors and executive officers have timely filed Forms 3 reporting their beneficial ownership in us as outlined in this Annual Report, along with Forms 4 respecting any additional acquisitions or dispositions of those shares.  John DeMara, who was elected to our Board of Directors in November, 2009, and who does not own any of our shares of common stock, inadvertently failed to file his required Form 3 on his election, which was filed just prior to the filing of this Annual Report

Code of Ethics

We adopted a Code of Ethics that was filed as Exhibit 14 to our 2007 10-KSB/A-3 Annual Report, a copy of which is attached hereto and incorporated herein by reference.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

During the fiscal year ended April 30, 2010, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors; and we do not presently have a Nominating Committee for members of our Board of Directors.  Nominations are considered by the entire Board.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
R. Don Morris President	2010 2009 2008	187,500 124,917 148,380	113,670					(1)	187,500 127,917 262,050
Peter Passaro Director	2010 2009 2008	34,500 30,862 30,000						9,000	34,500 30,862 39,000
James A. Morris Treasurer	2010 2009 2008	41,000 12,000 12,000						9,000	41,000 12,000 21,000
Larry L. Anderson Director	2010 2009	12,000 7,000							12,000 7,000
Robert Morris III, Secretary	2010 2009	113,000 54,455							113,000 54,455
Philip Manning, Chief Financial Officer	2010	45,000							45,000
John DeMara	2010	2,000	`						2,000

Outstanding Equity Awards

There are no outstanding management equity awards, and there were none outstanding during each of the last two fiscal years.

Compensation of Directors

During the fiscal year ended April 30, 2010, the following directors were paid these sums for service as directors, based upon $500 per month for each director, except Larry L. Anderson, PhD, who received $1,000 per month for service as a director: R. Don Morris, $10,000; James A. Morris, $2,000; Peter Passaro, $2,000; Larry L. Anderson, PhD, $12,000; and John DeMara, $2,000.  During the fiscal year ended April 30, 2009, each director was paid $1,000 per month for service as a director.  All of these sums are included as “Salary” in the Summary Compensation Table above for each director in both years.

We have a Board Member Agreement with Dr. Anderson, only, dated September 12, 2008, which provides for $1,000 per month for services as a director; provides for non-competition, our ownership of all intellectual property, tangible, intangible or otherwise, provided or prepared in connections with his service; reimbursement of reasonable expenses; indemnification of Dr. Anderson for any liability incurred in the faithful performance of his duties; confidentiality respecting all of our proprietary information, inventions and the like, among other miscellaneous provisions. A copy of this Board Member Agreement is filed as an Exhibit to this Annual Report.  See Part IV, Item 15.

We have also verbally agreed to pay Dr. Anderson a $400 per day consulting fee on services he may render at our request, along with up to person daily per diem expense reimbursement of $240 per day.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

With the exception of our directors and executive officers, no person is known by us to own over 5% of our outstanding voting securities.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of April 30, 2010:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(4)
Common Stock	R. Don Morris (1)	7,756,162	20.0%
Common Stock	James A. Morris (2)	2,829,188	7.3%
Common Stock	Peter Passaro	3,435,594	8.9%
Common Stock	Robert Morris III(3)	322,930	0.8%
Common Stock	Larry L. Anderson	0	0%
Common Stock	Philip Manning	832,182	2.2%
Common Stock	John DeMara	0	0%
Total		15,251,056	39.4%

(1)

105,000 shares are owned as UGMA for his minor children, 172,200 shares are owned in the name of R. Don Morris and his spouse as JTTEN.

(2)

25,000 shares are owned as JTTEN with Syndi Morris.

(3)

10,800 shares are owned as UGMA for his minor children and 7,000 shares are owned in the name of Peter F Passaro & Taimi C. Passaro, JTTEN.

(4)

None has the right to acquire any shares of our common stock under any outstanding options, warrants or other rights.

All Directors and Officers as a Group

Our directors and executive officers, totaling seven persons, collectively own 15,251,056 shares or approximately 39.4% of our outstanding voting securities, comprised of common stock.

Changes in Control

There are no agreements, arrangements or understandings which would result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any stock option, equity compensation or similar plan.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We are not required to have any independent directors serving on our Board of Directors; however, we believe that John DeMara is an independent director, based upon the following definition of NASDAQ, which is quoted below from Rule 5605(a)(2).  Our Board of Directors has adopted this definition of an “independent director,” even though we are not required to have independent directors.

 “(2) ‘Independent Director’ means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For purposes of this rule, ‘Family Member’ means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. The following persons shall not be considered independent:

(A) a director who is, or at any time during the past three years was, employed by the Company;

(B) a director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i) compensation for board or board committee service;

(ii) compensation paid to a Family Member who is an employee (other than an Executive Officer) of the Company; or

(iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.

Provided, however, that in addition to the requirements contained in this paragraph (B), audit committee members are also subject to additional, more stringent requirements under Rule 5605(c)(2).

(C) a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an Executive Officer;

(D) a director who is, or has a Family Member who is, a partner in, or a controlling Shareholder or an Executive Officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

(i) payments arising solely from investments in the Company’s securities; or

(ii) payments under non-discretionary charitable contribution matching programs.

(E) a director of the Company who is, or has a Family Member who is, employed as an Executive Officer of another entity where at any time during the past three years any of the Executive Officers of the Company serve on the compensation committee of such other entity; or

(F) a director who is, or has a Family Member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

(G) in the case of an investment company, in lieu of paragraphs (A)-(F), a director who is an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.”

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended April 30, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$63,405	$64,464
Audit-related Fees	5,330	11,987
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$68,735	$76,451

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited consolidated financial statements for the fiscal years ended April 30, 2010, and 2009, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit No.	Title of Document*	Location if other than attached hereto
3.1	Articles of Incorporation
3.2	By-Laws
10.1	Leeville/East Ore Mine Agreement
10.2	License Agreement
10.3a	Dourave Letter of Intent
10.3b	Dourave-Bullion Joint Venture, LP Limited Partnership Agreement
10.3c	Contribution and Management Agreement
10.3d	Cancellation of Promissory Notes and Stock Power
10.3e	Promissory Note
10.3f	Nominee Agreement
10.4	Chihuahua Term Sheet
10.5	Larry L. Anderson, PhD. Board Member Agreement
14	Code of Ethics
21	Subsidiaries
31.1	302 Certification of R. Don Morris
31.2	302 Certification of Philip Manning
32	906 Certification
99.1	Grid map of Township 5 South Range 4 West of the Salt Lake Meridian, Utah.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION MONARCH MINING, INC.

Date:	July 16, 2010	By:	/s/R. Don Morris
R. Don Morris, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BULLION MONARCH MINING, INC.

Date:	July 16, 2010	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	July 16, 2010	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer

Date:	July 16, 2010	By:	/s/James A. Morris
James A. Morris
Treasurer, Chairman of the Board

Date:	July 16, 2010	By:	/s/Robert Morris III
Robert Morris III
Secretary

Date:	July16, 2010	By:	/s/Larry L. Anderson
Larry L. Anderson
Director