Form 10-K/A
period 2010-04-30
BULLION MONARCH MINING, INC.
filed 2010-08-24
CIK 15288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K A-1

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

20 North Main Street

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

TABLE OF CONTENTS

PART I

6

ITEM 1.  BUSINESS

6

ITEM 1A.  RISK FACTORS

18

ITEM 2:  PROPERTIES

21

ITEM 3:  LEGAL PROCEEDINGS

36

ITEM 4:  (RESERVED AND REMOVED)

36

PART II

36

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES        36

ITEM 6.  SECLECTED FINANCIAL DATA.

38

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                  38

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                                                                                    40

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

40

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                64

ITEM 9A(T):  CONTROLS AND PROCEDURES

64

ITEM 9B:  OTHER INFORMATION

64

PART III

65

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

65

ITEM 11:  EXECUTIVE COMPENSATION

69

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                           70

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                               71

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

72

PART IV

73

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

73

SIGNATURES

73

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

PREFATORY NOTE

In 1999, Old Bullion was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  It subsequently organized New Bullion, and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Old Bullion exchanged rights in that company for a like number of shares in the newly organized New Bullion equal to the shares previously owned in Old Bullion, following a fairness hearing (the “Fairness Hearing”) conducted by the Utah Division of Securities on September 27, 2006.  The reorganization was initially accounted for as a recapitalization of the Old Bullion that was accounted for as a “reverse” reorganization, and the historical financial statements of the Company were those of the former operating Old Bullion .  W e have determined that the reorganization should have been accounted for as a quasi-reorganization.  Accordingly, our consolidated financial statements for the fiscal years ended April 30, 2009, and 2008, were restated to give effect to the quasi-reorganization accounting treatment of the reorganization, and in the footnotes to these annual consolidated financial statements, restated quarterly consolidated financial statements for the six quarters where 10-Q Quarterly Reports were filed in the fiscal years ended April 30, 2009, and 2008, were filed with the Securities and Exchange Commission on  in a 10-KA-2 Annual Report for the fiscal year ended April 30, 2009, on June 22, 2010.  Our consolidated audited financial statements were also amended to account for the recording of certain royalties at gross versus net of gold taxes and for an adjustment relating to treasury stock, which became necessary because of the application of quasi-reorganization accounting.  In addition to filing this amended 10-KA-2 Annual Report, we also filed amended 10-QA-1 Quarterly Reports for the quarterly periods ended July 31, 2009, October 31, 2009, and January 31, 2010, on June 22, 2010.  See our 8-K Current Report dated June 3, 2010, and filed with the Securities and Exchange Commission on June 9, 2010, for a narrative discussion of the effects of the quasi-reorganization accounting treatment of the reorganization, among other information.

There are no changes to the shareholders rights, privileges or obligations under the reorganization by reason of the quasi-reorganization accounting treatment being applied to the reorganization.

Following a comprehensive review of applicable regulation, we determined that we were not a Rule 12g-3 “successor issuer” of Old Bullion because Old Bullion shareholders exchanged rights based upon their prior share ownership in the dissolved Old Bullion for a like number of shares of our common stock under the reorganization, rather than shares of Old Bullion, and Old Bullion had no such rights registered with the  Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, we made the amended filings referenced above regarding our quasi-reorganization accounting treatment of the reorganization with Old Bullion and other matters indicated above, and we will file a Form 10 Registration Statement (the “Form 10”) on New Bullion thereafter. The Form 10 will be filed immediately following the filing of this Annual Report.

We will continue to file Exchange Act reports of Old Bullion until our Form 10 has been reviewed by the Securities and Exchange Commission and has become effective (which will be 60 days from its filing, assuming it is not withdrawn), and we have had a reasonable opportunity to have a broker dealer submit a Form 211 on our behalf with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for continued quotations of our common stock on the over-the-counter bulletin board (the “OTCBB”) as New Bullion.   We have also requested of FINRA the continued trading of our common stock based upon the Old Bullion reports remaining current under the Exchange Act during this process.  We cannot assure that FINRA will grant quotations of our common stock on the OTCBB or any other nationally recognized medium upon which securities are publicly-traded under New Bullion; however, all information upon which our common stock is currently publicly traded on the OTCBB under the symbol “BULM” was initially provided to FINRA and reviewed, when our Form 211 was submitted in 2007 and approved by FINRA for quotations of our common stock on the OTCBB on December 17, 2007, as New Bullion being the successor of Old Bullion.

Bullion believes that we can obtain a new CIK for “Bullion Monarch Mining, Inc. (New),” with an explanation that we have determined that  we are not a “successor issuer” of Old Bullion for purposes of Rule 12g-3, explaining the need to keep New Bullion and Old Bullion current in the filing of required Exchange Act reports to resolve the trading issues indicated above in a reasonably satisfactory matter that is fair to our shareholders and the public market for our shares of common stock.

We anticipate filing a Form 15 for Old Bullion when our common stock is approved for quotations on the OTCBB by FINRA.  A Press Release will also be disseminated at that time to show the succession of New Bullion as the “reporting issuer,” under the same name, Cusip Number and OTCBB trading symbol, subject to FINRA’s approval.  All shares issued by us since inception; or acquired privately since inception; or traded in the public markets since we were approved for quotations of our common stock by FINRA on the OTCBB on December 17, 2007, will continue to be our shares and our shareholders; and Old Bullion rights holders who have not exchanged rights for our shares under the reorganization will continue to have the same rights of exchange each had under the reorganization with Old Bullion, subject to the five year exchange limitation provided for in the reorganization or to the close of business on September 26, 2011.

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

•

We had successfully repurchased 168,000 and retired 679,800 shares of our common stock during 2010 compared to our repurchasing 1,550,300 and retiring 1,080,000 during 2009.  See our 8-K Current Report dated July 6, 2009, which was filed with the Securities and Exchange Commission on July 7, 2009, for additional information.

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

The reorganization was initially accounted for as a recapitalization of Old Bullion; however, our Board of Directors adopted resolutions on June 3, 2010, approving quasi-reorganization accounting of the reorganization, commencing from the date of the Fairness Hearing, or September 27, 2006, the date that it was determined that all conditions of the reorganization with Old Bullion had become binding and were resolved and completed.  The adoption of these resolutions followed the decisions made by Bullion’s management outlined in the “PREFATORY NOTE” inserted above before the commencement of our discussion in Part I of this Annual Report.  The net effect of applying quasi-reorganization accounting to the our consolidated balance sheet at September 27, 2006, was to write off our previously recorded $214,500 deferred tax asset against equity; write off $539,245 of debt payable to shareholders/members of management against equity; remove $5,507 of treasury stock against equity; and eliminate our accumulated deficit through an adjustment to additional paid-in capital.  The net effect of applying quasi-reorganization accounting to our consolidated financial statements for periods subsequent to September 27, 2006, was to record the realization of the $519,757 net operating loss accumulated prior to September 27, 2006, as a direct addition to additional paid-in capital.   See our 8-K Current Report dated June 3, 2010, which was filed with the Securities and Exchange Commission on June 9, 2010, for a narrative discussion of the effects of the quasi-reorganization accounting treatment of the reorganization, among other information.

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

Securities and Exchange Commission and Sarbanes/Oxley Act

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K; however, since we have determined that we are not be a Section 12g-3 “successor issuer” of Old Bullion under the Exchange Act, we will file a Form 10 Registration Statement under Bullion Monarch Mining, Inc. (New). See the caption “PREFATORY NOTE” inserted above before the commencement of our discussion in Part I of this Annual Report.

Sarbanes/Oxley Act

Subject to the Section 12g-3 “successor issuer” issue discussed in the preceding paragraph, we are subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the April 30, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Subject to the forgoing qualification about Section 12g-3 “successor issuers,” we are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

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

ITEM 4:  (RESERVED AND REMOVED)

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Historically, there was an established public market for shares of our common stock in the Pink OTC Markets, Inc. (the “Pink Sheets”) through November, 2002. Commencing in December, 2007, our common stock began being quoted on the OTCBB of FINRA under the trading symbol “BULM.”  However, see the “PREFATORY NOTE” inserted before the commencement of our discussion in Part I of this Annual Report, which discusses our requirement to file a Form 10 with the Securities and Exchange Commission because of our determination that we are not a Section 12g-3 “successor issuer” of Bullion Monarch Company (Old Bullion) under our reorganization with it that was completed on or about September 27, 2006.  Following the effectiveness of this Form 10 and the satisfaction of all comments of the Securities and Exchange Commission on the Form 10, we, as Bullion Monarch Mining, Inc, (New) will seek quotations of our common stock on the OTCBB while maintaining the reports of Old Bullion current during that process.  The PREFATORY NOTE indicates the following with respect to potential trading issues of our common stock during this transition period:

Bullion Monarch Mining, Inc. intends to continue  to file Exchange Act reports of Old Bullion until our Form 10 has been reviewed by the Securities and Exchange Commission and has become effective (60 days from filing, assuming it is not withdrawn), and we have had a reasonable opportunity to have a broker dealer submit a Form 211 on our behalf with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for continued quotations of our common stock on the OTCBB as New Bullion.   Bullion has requested that FINRA permit the continued trading of our common stock based upon the Old Bullion reports remaining current under the Exchange Act during this process.  We cannot assure that FINRA will grant quotations of our common stock on the OTCBB under New Bullion; however, all information upon which our common stock is currently traded under the OTCBB symbol “BULM” was already initially provided to FINRA, as New Bullion as the successor or Old Bullion, when our Form 211 was submitted in 2007 and approved for quotations on December 17, 2007.”

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

General and administrative (G&A) expenses for the fiscal year ended April 30, 2010, were $2,113,996 compared to $1,098,223 for the fiscal year ended April 30, 2009. The $1,015,773 increase in G&A expense was primarily due to an increase in legal and accounting fee related to the work done on the succession accounting issue in order to come to an accounting solution acceptable under U.S securities regulations, on the accounting treatment of the Old Bullion reorganization, increase in legal fees due to an expense to the law firm litigating our Newmont/Barrick Goldstrike lawsuit in return for a cap on their contingency fee and an increase in payroll expenses due to the increase in employees.  Management does not expect to have to provide additional legal funding to the law firm litigating our Newmont/Barrick Goldstrike lawsuit for the duration of this litigation.

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

Liquidity and Capital Resources

At April 30, 2010, we had current assets of $1,013,033 compared to current liabilities of $416,580, for a current ratio of 2.4 to 1. This compares to current assets of $1,392,345 and current liabilities of $201,815 at April 30, 2009, resulting in a current ratio of approximately 7 to 1. Our current ratio decreased during the period, primarily due to a decrease in cash and equivalents, which was largely due to our investment of cash in the Bom Jesus and Bom Jardim properties, the continued in-house funding of our oil shale demonstration and testing plant and increased legal expenses relating to the Newmont litigation and legal and accounting expenses relating to resolving our succession accounting issue .  At June 30, 2009, our cash and equivalents as shown on our consolidated balance sheets were primarily held in banks backed by FDIC insurance.

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

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, UT

July 15, 2010

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

April 30, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ 459,505	$ 1,135,755
Royalty receivables	398,808	148,865
Prepaid expenses	47,985	19,075
Inventories	80,290	80,290
Deposits	1,000	1,000
Employee advances	5,321	3,500
Income taxes receivable	19,648	-
Payroll tax receivable	476	3,860
Total current assets	1,013,033	1,392,345

Property, Plant, and Equipment, net	2,498,841	1,717,466

Other Assets
Mining properties, at cost	273,071	273,071
Notes receivable	101,967	75,000
Oil shale leases	9,669	9,669
Other Investments	257,555	109,040
Deferred tax asset	501,845	-
Patent, net	367,188	398,435
Other	10,000	18,000
Total other assets	1,521,295	883,215
Total assets	$ 5,033,169	$ 3,993,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 416,024	$ 107,525
Income taxes payable	556	94,290
Total current liabilities	416,580	201,815

Long-term Liability – Deferred tax liability	-	19,635
Total liabilities	416,580	221,450

Stockholders’ Equity
Preferred stock – par value $0.001, 10,000,000 shares authorized
No shares issued and outstanding	-	-
Common stock – par value $0.001, 100,000,000 shares authorized
38,686,210 issued and outstanding as of April 30, 2010 and
39,366,010 issued and 38,854,210 outstanding as of April 30,
2009	38,686	39,366
Additional paid-in capital	1,427,464	1,444,352
Less treasury stock		(127,215)
Accumulated other comprehensive loss	74,855	(8,005)
Retained Earnings since September 27, 2006
($3,632,043 accumulated deficit eliminated)	3,529,526	2,751,368
Total Bullion stockholders’ equity	5,070,531	4,099,866
Non-controlling interests	(453,942)	(328,290)
Total stockholders’ equity	4,616,589	3,771,576
Total liabilities and stockholders’ equity	$ 5,033,169	$ 3,993,026

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended April 30, 2010 and 2009

	2010	2009

Royalty Revenue	$ 5,214,603	$ 3,799,890

Operating Expense
General and administrative	2,113,996	1,098,223
Gold tax	259,730	189,002
Research and development	451,733	382,578
Total Operating Expenses	2,825,459	1,669,803
Operating Income	2,389,144	2,130,087
Other Income (Expense)
Other Income (expense)	-	2,500
Interest Income	4,725	19,600
Loss from joint venture	(1,593,235)	-
Loss on investment	(57,255)	-
Total Other Income (Expense)	(1,645,765)	22,100
Net Income Before Income Taxes	743,379	2,152,187
Provision (Benefit) For Income Taxes	(68,014)	462,491
Net Income	811,393	1,689,696
Plus: Net Loss Attributable to Noncontrolling Interests	125,652	93,361
Net Income Attributable to Bullion Stockholders	937,045	1,783,057
Other Comprehensive Income (Loss)
Change in unrealized gain (loss) on marketable securities	82,861	(16,108)
Net Comprehensive Income	$ 1,019,906	$ 1,766,949
Net Income Per Share – Basic and Diluted	$ 0.02	$ 0.04
Weighted Average Shares Outstanding	38,690,534	39,922,080

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

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities:
Net income	$ 811,393	$ 1,689,696
Adjustments to reconcile net income to net cash from
operating activities:
Loss from joint venture	1,593,235	-
Loss on investment	57,255	-
Depreciation	57,838	37,411
Amortization	31,247	31,252
Deferred income taxes	(570,701)	24,390
Pre quasi-reorganization tax benefit	-	5,704
(Increase) decrease in royalties receivable	(249,943)	112,220
(Increase) in income tax receivable	(19,648)	-
Decrease in payroll tax receivable	3,384	346
(Increase) in prepaid expenses	(28,910)	(12,443)
(Increase) in inventories	-	(80,290)
(Increase) in deposits	-	(1,000)
(Increase) in employee advances	(1,821)	-
(Increase) in interest accrued on notes	(1,967)	-
(Decrease) in income taxes payable	(93,734)	(155,769)
Increase in accounts payable	308,499	83,922
(Decrease) in accrued liabilities	-	(83,595)
Net cash from operating activities	1,896,127	1,651,844

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(839,213)	(1,417,534)
Issuance of notes receivable	(100,000)	(75,000)
Proceeds from other assets	8,000	17,167
Purchase of investment	(57,255)	-
Purchase of interest in joint venture	(167,765)	-
Funding of exploration of joint venture	(1,350,470)	-
Purchase of securities	(16,434)	(5,000)
Purchase of other assets	-	(15,000)
Net cash used in investing activities	(2,523,137)	(1,495,367)

Cash Flows From Financing Activity:
Purchase of treasury stock	(49,240)	(377,401)
Net cash used in financing activities	(49,240)	(377,401)

Net Increase (Decrease) in Cash	(676,250)	(220,924)
Cash at Beginning of Period	1,135,755	1,356,679
Cash at End of Period	$ 459,505	$ 1,135,755
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 616,275	$ 588,166

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

Subsequently, Bullion’s management determined that New Bullion did not meet the technical requirements as a 12g-3 “successor issuer.”  After extensive research by us, our consulting accountants and legal counsel we determined that our transition from Old Bullion to New Bullion can be handled, from an accounting perspective, as a quasi-reorganization.  Old Bullion will file a Form 15 to end its reporting status under the Exchange Act and New Bullion file a Form 10 to become a “reporting issuer” under the Exchange Act. Based upon Bullion’s view of the Court Proceedings, the Fairness Hearing and the quasi-reorganization accounting method, Old Bullion shareholders will retain the same rights of exchange with New Bullion; New Bullion will retain all of the assets and liabilities of Old Bullion; and all shareholders who have purchased shares in Bullion will continue to be Bullion shareholders, but under New Bullion.  These changes were procedural in nature and will have no impact on Bullion’s current business plans or its day-to-day business operations.

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

	2010		2009
Deferred Tax Assets
Available for Sale Securities	$-	-	$4,755
Foreign Exploration Costs	534,321		-
Loss on Investment	21,335		-
Long-term Lease	6,539		4,693
Net Operating Losses	429,245		429,245
Valuation Allowance	(429,245)		(429,245)
Net Deferred Tax Asset	562,195		9,448

Deferred Tax Liabilities
Available for Sale Securities	(44,462)		-
Property, Plant, & Equipment	(15,888)		(29,083)	-
Net Deferred Tax Liability	(60,350)		(29,083)
Net Deferred Taxes	$501,845		$(19,635)

During 2010 and 2009, the amount of income tax expense (benefit) allocated to other comprehensive income totaled $49,217 and ($9,936), respectively.  Of the total deferred tax asset of $429,245 at April 30, 2010 and 2009, approximately $59,000 was generated prior to the quasi-reorganization, which was effective September 27, 2006 (see Note 1a).

The provision for income taxes consists of the following:

	2010	2009
Current Taxes
Federal	$460,693	$421,878
State	41,994	16,223
Deferred Taxes
Federal	(520,725)	22,254
State	(49,976)	2,136
Provision for Income Taxes	$(68,014)	$462,491

BULLION MONARCH MINING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the years ended April 30, 2010 and 2009

NOTE 2

INCOME TAXES (CONTINUED)

Reconciliation between federal income taxes at the statutory tax rate (35%) and the actual income tax provision for continuing operations follows:

	2010	2009
Expected provision (based on statutory rate)	$260,182	$753,266
Effect of:
Federal benefit of state taxes	(14,278)	-
Net operating losses	-	(25,183)
Permanent tax deductible differences	(318,932)	(242,259)
Effect adjustment tax accrual adjustment	-	(50,575)
Effect of research credit	(16,673)	(25,360)
State income tax	29,121	70,240
Effective rate difference	(7,434)	(23,342)
Other	-	- 5,704
Total actual provision/(benefit)	$(68,014)	$462,491

The Company’s subsidiary has the following operating loss carryforwards available at April 30, 2010:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/2006	4/30/2026	$351,426
4/30/2007	4/30/2027	217,449
4/30/2008	4/30/2028	657,538
Total NOL Carryforward		$1,226,413

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

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit No.	Title of Document*	Location if other than attached hereto
3.1	Articles of Incorporation	Attached to our Form 10K
3.2	Bylaws , as amended *
10.1	Leeville/East Ore Mine Agreement	Attached to our Form 10K
10.2	License Agreement	Attached to our Form 10K
10.3a	Dourave Letter of Intent	Attached to our Form 10K
10.3b	Dourave-Bullion Joint Venture, LP Limited Partnership Agreement	Attached to our Form 10K
10.3c	Contribution and Management Agreement	Attached to our Form 10K
10.3d	Cancellation of Promissory Notes and Stock Power	Attached to our Form 10K
10.3e	Promissory Note	Attached to our Form 10K
10.3f	Nominee Agreement	Attached to our Form 10K
10.4	Chihuahua Term Sheet	Attached to our Form 10K
10.5	Larry L. Anderson, PhD. Board Member Agreement	Attached to our Form 10K
14	Code of Ethics	Attached to our Form 10K
21	Subsidiaries	Attached to our Form 10K
31.1	302 Certification of R. Don Morris*
31.2	302 Certification of Philip Manning*
32	906 Certification*
99.1	Grid map of Township 5 South Range 4 West of the Salt Lake Meridian, Utah.	Attached to our Form 10K

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION MONARCH MINING, INC.

Date:	August 23, 2010	By:	/s/R. Don Morris
R. Don Morris, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BULLION MONARCH MINING, INC.

Date:	August 23, 2010	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	August 23, 2010	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer

Date:	August 23,. 2010	By:	/s/James A. Morris
James A. Morris
Treasurer, Chairman of the Board

Date:	August 23, 2010	By:	/s/Robert Morris III
Robert Morris III
Secretary

Date:	August 23, 2010	By:	/s/Larry L. Anderson
Larry L. Anderson
Director