Form 10-Q
period 2010-07-31
BULLION MONARCH MINING, INC.
filed 2010-09-14
CIK 15288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-03896

BULLION MONARCH MINING, INC.

(Exact name of Registrant as specified in its charter)

Utah	20-1885668
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

20 N. Main St.

 Suite 202

 St. George, UT 84770

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  September 9, 2010 - 38,686,210 shares of common stock.

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

Bullion Monarch Mining, Inc.

Condensed Consolidated Financial Statements

July 31, 2010

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2010 and April 30, 2010

	July 31, 2010 (Unaudited)	April 30, 2010 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$441,504	$459,505
Royalty receivables	487,540	398,808
Prepaid expenses	43,380	47,985
Inventories	77,590	80,290
Deposits	3,080	1,000
Employee advances	2,400	5,321
Income taxes receivable	115,802	19,648
Payroll tax receivable	476	476
Total Current Assets	1,171,772	1,013,033

Property, plant and equipment, net	2,496,234	2,498,841

Other Assets:
Mining Properties, at cost	273,071	273,071
Notes Receivable	102,987	101,967
Oil shale leases	9,669	9,669
Interest in mineral rights	58,000	-
Other investments	141,985	257,555
Deferred tax asset	559,653	501,845
Patent, net	359,375	367,188
Other	10,000	10,000
Total Other Assets	1,514,740	1,521,295
Total Assets	$5,182,746	$5,033,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$380,069	$416,024
Income taxes payable	92,278	556
Total Current Liabilities	472,347	416,580
Total Liabilities	472,347	416,580

STOCKHOLDERS’ EQUITY
Preferred Stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common Stock - par value $0.001, 100,000,000 shares authorized, 38,686,210 issued, and 38,638,710 outstanding as of July 31, 2010 and 39,868,210 issued and outstanding as of April 30, 2010	38,686	38,686
Additional Paid-in Capital	1,427,464	1,427,464
Less Treasury Stock	(35,873)	-
Accumulated other comprehensive income	5,144	74,855
Retained Earnings since September 27, 2006 ($3,632,043 accumulated deficit eliminated)	3,762,511	3,529,526
Total Bullion Stockholders’ Equity	5,197,932	5,070,531
Non-controlling interests	(487,533)	(453,942)
Total Stockholders’ Equity	4,710,399	4,616,589
Total Liabilities and Stockholders’ Equity	$5,182,746	$5,033,169

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended July 31, 2010 and 2009

(Unaudited)

	For the Three Months Ended July 31, 2010 (Unaudited)	For the Three Months Ended July 31, 2009 (Unaudited)
Royalty Revenue	$1,360,922	$ 900,543

Operating Expense
General and administrative	593,089	373,229
Gold tax	70,594	45,027
Research & development	106,026	108,211
Total Operating Expenses	769,709	526,467
Operating Income	591,213	374,076

Other Income (Expense)
Interest income	1,065	2,013
Loss from joint venture	(406,765)	-
Loss from investment	(1,500)	-
Total Other (Expense) Income	(407,200)	2,013

Net Income Before Income Taxes	184,013	376,089

Provision (Benefit) For Income Taxes	(15,381)	86,470

Net Income	199,394	289,619

Plus: Net Loss Attributable to Non-controlling Interests	33,591	29,846

Net Income Attributable to Bullion Stockholders	232,985	319,465

Other Comprehensive Income (Loss) Change in unrealized gain (loss) on marketable securities	(69,711)	5,177

Net comprehensive income	$163,274	$ 324,642

Net Income Per Share - Basic and Diluted	$0.01	$ 0.01

Weighted Average Shares Outstanding	38,645,221	38,703,507

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2010 and 2009

(Unaudited)

	For the Three Months Ended July 31, 2010 (Unaudited)	For the Three Months Ended July 31, 2009 (Unaudited)
Cash Flows From Operating Activities:
Net Income	$199,394	$289,619
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	14,708	14,422
Amortization	7,813	7,814
Deferred income taxes	(11,949)	1,396
(Increase) decrease in royalties receivable	(88,732)	(173,027)
(Increase) decrease in inventory	2,700	-
(Increase) decrease in income tax receivable	(96,154)	-
(Increase) decrease in payroll tax receivable	-	(2,960)
(Increase) decrease in prepaid expenses	4,605	(2,233)
(Increase) decrease in deposits	(2,080)	-
(Increase) decrease in employee advances	2,921	3,500
(Increase) decrease in interest accrued on notes	(1,020)	-
Increase (decrease) in income taxes payable	91,722	(94,290)
Increase (decrease) in accounts payable	(35,955)	(43,690)
Net Cash From Operating Activities	87,973	551

Cash Flows From Investing Activities:
Purchase of Property, Plant & Equipment	(12,101)	(283,837)
Issuance of notes receivable	-	(255,000)
Purchase of interest in mineral rights	(58,000)	-
Purchase of other assets	-	(800)
Net Cash used in Investing Activities	(70,101)	(539,637)

Cash Flows From Financing Activities
Purchase of Treasury Stock	(35,873)	(49,240)
Net cash used in financing activities	(35,873)	(49,240)

Net Increase (Decrease) in Cash	(18,001)	(588,326)

Cash at Beginning of Period	459,505	1,135,755
Cash at End of Period	$441,504	$547,429

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$1,000	$182,700

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

After undergoing the process described above, our management and legal counsel believed that New Bullion was a 12g-3 “successor issuer” to Old Bullion under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, no Form 15 was filed on Old Bullion; New Bullion did not file a Form 10 Registration Statement; and New Bullion recommenced to file reports for Old Bullion with the Securities and Exchange Commission  (“SEC”), commencing with a 10-KSB Annual Report for the fiscal year ended April 30, 2006, which contained audited consolidated balance sheets as of April 30, 2006, and 2005, and related consolidated statements of operations, stockholders’ equity,  and cash flows for the fiscal years ended April 30, 2006, 2005, and 2004.

Subsequently, we determined that New Bullion did not meet the technical requirements as a 12g-3 “successor issuer.”  After extensive research by us, our consulting accountants and legal counsel, we determined that our transition from Old Bullion to New Bullion could be handled, from an accounting perspective, as a quasi-reorganization.  Accordingly, Old Bullion will file a Form 15 to end its reporting status under the Exchange Act and New Bullion has filed a Form 10 to become a “reporting issuer” under the Exchange Act. Based upon Bullion’s view of the Court Proceedings, the Fairness Hearing and the quasi-reorganization accounting method, Old Bullion shareholders will retain the same rights of exchange with New Bullion; New Bullion will retain all of the assets and liabilities of Old Bullion; and all shareholders who have purchased shares in Bullion will continue to be Bullion shareholders, but under New Bullion.  These changes were procedural in nature and will have no impact on Bullion’s current business plans or its day-to-day business operations.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 1.

Organization (continued)

Bullion derives its revenues from exploring, acquiring and developing mining properties in the western United States and South America.  Bullion currently has interests in properties in Utah, Oregon, Nevada, Brazil and Mexico (See Note 6 for discussion on expansion into Mexico).  The Company currently has two mines producing royalties in the Carlin Trend, Nevada.

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

Note 2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements of the SEC for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011.  For further information, refer to the audited consolidated financial statements for the fiscal year ended April 30, 2010, and footnotes thereto included in the Company’s Form 10-KA-1 Annual Report for the fiscal year ended April 30, 2010.

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

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 4.

Common Stock

During February 2010, the Company’s Board of Directors authorized a $1 million share repurchase program.  The Company plans to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise, through December 31, 2010, with no mandatory minimum number of shares to be repurchased

During three months ended July 31, 2010, the Company purchased 47,500 shares of treasury stock.  As of July 31, 2010, the number of shares in treasury totaled 47,500, with a cost of $35,873.

Note 5.

Recent Accounting Pronouncements

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

Note 6.

Interest in Mineral Rights

During June 2010, Bullion entered into a binding term sheet relating to certain mining rights located in Chihuahua Mexico. The term sheet outlined that upon Bullion’s receipt of documentation to establish, among other items, that the property was free and clear of all liens and tax assessments and that ownership is fully vested, Bullion would make a $100,000 payment for the right to conduct exploration activities on the property for a period of six months or until November 30, 2010.  As of July 31, 2010, Bullion had received evidence of proper title and had recorded $58,000 in exploration right payments.  Bullion, at its sole discretion, shall have the right to continue exploration activities by payment of $100,000 at six month intervals, through May 31, 2012, at which time the payment requirements increase for each successive period.  The above payments may be applied toward a $5,000,000 purchase price on the property.  During the exploration period, the property owners retain the right to seek other exploration and purchase offers.  Bullion has a right of first refusal to match any exploration or purchase offers.

Note 7.

Subsequent Events

During August 2010, the Company acquired 80,973 shares of treasury stock for $52,178. This share acquisition is part of a $1,000,000 share repurchase program authorized by the Company’s Board of Directors during February 2010.

Also, during August 2010, the Company paid an additional $50,000 towards interest in mineral rights in Mexico (See Note 6).

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

We plan to continue to seek new mining projects with the potential to increase our royalty position.  We are currently evaluating properties in Columbia, Mexico, Brazil and Nevada.  There is no guarantee that any of these properties will be purchased or leased.  Management believes that the environment for development of natural resources is strong.  We look forward to future growth and profitability in this area.

EnShale will be evaluating various possibilities to raise the funding necessary to construct the expected full production plant and underground mining operation in the Vernal, Utah area, in anticipation of our successful testing of our demonstration plant for the extraction of oil from oil shale in a commercially reasonable and economic basis.  The funding may take the form of equity, debt or a combination thereof.  It will, as is normal for such a financing process, require a complete due diligence period followed by a contractual negotiation period – all common to the financial industry for such a secondary public or private offering.

We do not expect to sell or dispose of any of our material assets during the next 12 months.

Results of Operations

Quarter Ended July 31, 2010, compared to the Quarter Ended July 31, 2009

Our financial results are primarily tied to the production from our producing stage royalty interests and the price of gold and silver.  For the quarter ended July 31, 2010, we recorded a net income attributable to our shareholders of $232,985, or $0.01 per basic and diluted share, as compared to net income attributable to our shareholders of $319,465, or $0.01 per basic share and diluted share, for the quarter ended July 31, 2009. The decrease in our net income attributable to our shareholders during the July 31, 2010, period was primarily due to a loss from joint-venture related to our Dourave joint-venture of $406,765 and an increase in general and administrative expenses of $219,860, as explained below.  These increases in expenses were greater than the increase in revenues of $460,379 for the quarter ended July 31, 2010.  The net loss attributable to non-controlling interest totaled $33,591 for the quarter ended July 31, 2010, compared to $29,846 for the quarter ended July 31, 2009.

Our revenues for the three months ending July 31, 2010, were $1,360,922 compared to $900,543 for the quarter ending July 31, 2009. This increase in revenue from 2009 of $460,379 is primarily due to increased production at Newmont’s Leeville Mine from which we receive a 1% royalty and an increase in the average price of gold.  Silver production accounts for a very small percentage of our royalty revenue.

Total operating expenses in the quarter ended July 31, 2010, as compared to the quarter ended July 31, 2009, increased approximately $243,000. The increase was attributable primarily to an increase in general and administrative expense and increased Nevada gold tax related to increased production royalties.  General and administrative expenses for the quarter ended July 31, 2010, were $593,089 compared to $373,229 for the quarter ended July 31, 2009. The increase of approximately $220,000 in general and administrative expense was primarily due to an increase in legal and accounting fee related to our succession from Bullion Monarch Company (“Old Bullion”) to a fully “reporting issuer” under Bullion Monarch Mining, Inc. (“New Bullion), our accounting treatment of the Old Bullion reorganization and an increase in payroll expenses due to an increase in the number of employees.  We believe our legal and accounting fees respecting our “reporting issuer” status and the accounting of the Old Bullion reorganization will be minimal in the quarter ended October 31, 2010.  We also incurred research and development expenses in the quarter ended July 31, 2010, of $106,026 compared to $108,211 in the quarter ended July 31, 2009, related to our continued work on our process for producing oil from oil shale.

Liquidity and Capital Resources

At July 31, 2010, we had current assets of $1,171,772 compared to current liabilities of $472,347, for a current ratio of 2.48 to 1. This compares to current assets of $1,013,033 and current liabilities of $416,580 at July 31, 2009, resulting in a current ratio of approximately 2.43 to 1.   At July 31, 2010, our cash and equivalents as shown on our consolidated balance sheets were primarily held in banks backed by FDIC insurance.

During the quarter ended July 31, 2010, liquidity needs were met from $1,360,922 in royalty revenues.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operating expenses, including general and administrative, exploration, research and development and business development expenses, and capital expenditures, for the foreseeable future. Our current financial resources are also available for royalty or property acquisitions. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, seek acquisition opportunities in various stages of active review.

In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.   At present, we are considering a listing on the Toronto Stock Exchange and in conjunction, undertaking a secondary offering of our common stock to increase our public float and provide funds for attractive royalty or property acquisitions.  Please refer to our Risk Factors included in Part 1, Item 1A of our 10-KA-1 Annual Report for the fiscal year ended April 30, 2010, for a discussion of certain risks that may impact the our liquidity and capital resources in light of the recent economic downturn.  We currently do not have a credit facility in place.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the period or periods covered by this Quarterly Report or our consolidated financial statements that accompany this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required of smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective, and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None, not applicable.

Item 1A.  Risk Factors.

Not required of smaller reporting companies; however, for information on risk factors regarding us and our operations, see our 10-KA-1 Annual Report for the fiscal year ended April 30, 2010, in Part I, Item 1A, which was filed with the Securities and Exchange Commission on August 24, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2010, our Board of Directors authorized a $1 million share repurchase program.  We plan to repurchase our shares for cash, from time to time in the open market, through block trades or otherwise, through December 31, 2010, with no mandatory minimum number of shares to be repurchased

During three months ended July 31, 2010, we purchased 47,500 shares of treasury stock.  As of July 31, 2010, the number of shares in treasury totaled 47,500, with a cost of $35,873.

During August 2010, we acquired 80,973 shares of treasury stock for $52,178.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Removed and Reserved.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

Exhibit No.	Title of Document*	Location if other than attached hereto
3.1	Articles of Incorporation	Attached to our Form 10K
3.2	Bylaws, as amended	Attached to our Form 10KA
10.1	Leeville/East Ore Mine Agreement	Attached to our Form 10K
10.2	License Agreement	Attached to our Form 10K
10.3a	Dourave Letter of Intent	Attached to our Form 10K
10.3b	Dourave-Bullion Joint Venture, LP Limited Partnership Agreement	Attached to our Form 10K
10.3c	Contribution and Management Agreement	Attached to our Form 10K
10.3d	Cancellation of Promissory Notes and Stock Power	Attached to our Form 10K
10.3e	Promissory Note	Attached to our Form 10K
10.3f	Nominee Agreement	Attached to our Form 10K
10.4	Chihuahua Term Sheet	Attached to our Form 10K
10.5	Larry L. Anderson, PhD. Board Member Agreement	Attached to our Form 10K
14	Code of Ethics	Attached to our Form 10K
21	Subsidiaries	Attached to our Form 10K
31.1	302 Certification of R. Don Morris	*
31.2	302 Certification of Philip Manning	*
32	906 Certification	*
99.1	Grid map of Township 5 South Range 4 West of the Salt Lake Meridian, Utah.	Attached to our Form 10K

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

BULLION MONARCH MINING, INC.

Date:	September 13, 2010	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	September 13, 2010	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer